Form 10-Q
period 1995-03-31
TSENG LABS INC
filed 1995-05-15
CIK 741742

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

  X      Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
- - -----    Exchange Act of 1934

For the quarterly period ended           March 31, 1995
                               ------------------------------------------------

                                       or
       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission file number                        0-13502
                      ---------------------------------------------------------

                                TSENG LABS, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            UTAH                                     87-0391229
- - -------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

        6 Terry Drive, Newtown, PA                                18940
- - ------------------------------------------                     ------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (215) 968-0502
                                                   ---------------------------

- - ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                         X     Yes        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

                     Class - Common Stock, $.005 Par Value
- - -------------------------------------------------------------------------------
               Outstanding at March 31, 1995 - 18,916,737 shares
- - -------------------------------------------------------------------------------

This report includes a total of 9 pages.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                TSENG LABS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   March 31,              December 31,
ASSETS                                                                               1995                     1994
- - ------                                                                             ---------              ------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 17,926                $ 38,542
   Short-term investments                                                             24,889                      --
   Accounts receivable, net                                                            7,006                  10,591
   Inventories                                                                         2,797                   3,786
   Prepaid expenses and other                                                          1,012                   1,223
                                                                                    --------                --------
                               Total current assets                                   53,630                  54,142
                                                                                    --------                --------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of
   $3,512 and $3,246                                                                   6,629                   6,565
                                                                                    --------                --------
DEFERRED COSTS, net                                                                    3,772                   3,644
                                                                                    --------                --------
OTHER ASSETS                                                                           1,886                   1,468
                                                                                    --------                --------
                                                                                    $ 65,917                $ 65,819
                                                                                    ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                 $  3,242                $  3,138
   Accrued expenses                                                                      828                     573
                                                                                    --------                --------
                              Total current liabilities                                4,070                   3,711
                                                                                    --------                --------
DEFERRED INCOME TAXES                                                                  2,247                   2,247
                                                                                    --------                --------
SHAREHOLDERS' EQUITY:
   Common stock                                                                           97                      97
   Additional paid-in-capital                                                          9,997                   9,997
   Retained earnings                                                                  54,149                  54,039
   Treasury stock, at cost                                                            (4,643)                 (4,272)
                                                                                    --------                --------
                                                                                      59,600                  59,861
                                                                                    --------                --------
                                                                                    $ 65,917                $ 65,819
                                                                                    ========                ========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                                     For the
                                                                                                   Three Months
                                                                                                      Ended
                                                                                                     March 31
                                                                                           -----------------------------
                                                                                           1995                     1994
                                                                                           ----                     ----
                                                                                                     (Unaudited)
NET SALES                                                                                   $11,980                $21,944

COST OF SALES                                                                                 8,036                 16,438
                                                                                            -------                -------

                               Gross Profit                                                   3,944                  5,506

RESEARCH AND DEVELOPMENT                                                                        765                    314

SELLING, GENERAL, AND ADMINISTRATIVE                                                          1,559                  1,635
                                                                                            -------                -------

                               Income before income taxes                                     1,620                  3,557

INCOME TAXES                                                                                    564                  1,280
                                                                                            -------                -------

NET INCOME                                                                                  $ 1,056                $ 2,277
                                                                                            =======                =======

NET INCOME PER SHARE                                                                        $   .06                $   .12
                                                                                            =======                =======

Weighted Average Common and Common
   Equivalent Shares Outstanding                                                             18,965                 19,244
                                                                                            =======                =======

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         For the
                                                                                       Three Months
                                                                                          Ended
                                                                                         March 31
                                                                                ---------------------------
                                                                                1995                   1994
                                                                                ----                   ----
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   1,056               $  2,277
   Adjustments to reconcile net income
     to cash provided by operating activities -
       Depreciation and amortization                                                555                    461
       (Increase) decrease in -
         Accounts receivable                                                      3,585                 (1,134)
         Inventories                                                                989                  1,322
         Prepaid expenses and other                                                 211                    889
         Other assets                                                              (418)                   (43)
      Increase (decrease) in -
         Accounts payable                                                           104                   (946)
         Accrued expenses                                                           255                    194
                                                                              ---------               --------
     Net cash provided by operating activities                                    6,337                  3,020
                                                                              ---------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                           (24,889)                    --
   Purchases of property and equipment                                             (330)                  (541)
   Increase in deferred costs                                                      (417)                  (550)
                                                                              ---------               --------
     Net cash (used in) investing activities                                    (25,636)                (1,091)
                                                                              ---------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                           --                      4
   Purchase of treasury stock                                                      (371)                  (904)
   Dividends paid                                                                  (946)                  (972)
                                                                              ---------               --------
     Net cash (used in) provided by financing activities                         (1,317)                (1,872)
                                                                              ---------               --------
      Net (decrease) increase in cash and cash equivalents                      (20,616)                    57


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   38,542                 35,027
                                                                              ---------               --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  17,926               $ 38,542
                                                                              =========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                               $     564               $     71
                                                                              =========               ========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995, the results of operations and the changes in financial position for the periods covered.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K. The results of operations for the interim periods presented are not necessarily indications of the results for the full year.


2. NET INCOME PER SHARE:

Earnings per share was computed using the weighted average number of common shares and share equivalents outstanding during the periods.


3. INVENTORIES:

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                           March 31,      December 31,
                                             1995            1994
                                           ---------      ------------
                                                (In Thousands)
Raw materials and work-in-process          $2,407           $3,379
Finished goods                                390              407
                                           ------           ------
                                           $2,797           $3,786
                                           ======           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1995 were $11,980,000, a 45% decrease from the corresponding period in 1994. The decrease in revenues in the three-month period ended March 31, 1995 was primarily due to lower shipments and selling prices of the Company's second generation accelerator products as these products reached maturation in a rapidly evolving personal computer marketplace. Unit shipments of older W32- and W32i-based products decreased significantly between periods. Higher sales of W32p were not sufficient to offset lower unit shipments of the W32 and W32i and lower selling prices on all of the Company's major products. The mix of VLSI graphics chips and board level enhancement products between the two periods remained consistent, however, included in the accelerator products during 1995 is the Company's video accelerator, the VIPeR, which began contributing to sales in the third quarter of 1994. The Company had previously announced its focus on its next generation of graphic accelerator, the ET6000. Due to short product design cycles in the computer industry as a whole, announced and anticipated new product introductions by competitors of the Company, and anticipated design changes from major customers, the Company expects that pricing pressures on existing products will continue to intensify and revenues and earnings will continue to be lower than 1994 levels until the ET6000 begins commercial delivery. In addition, because of the risk involved in bringing new technologies to market and the competitive nature of the graphics market as a whole, there can be no assurance that revenues and earnings from the ET6000 will be sufficient to return the Company's operating results to historic levels.

In the three-month periods ended March 31, 1995 and 1994, sales of W32i-based products to one OEM represented 22% and 43%, respectively, of the Company's revenues. Sales to this entity represented 42% of revenues for the year ended December 31, 1994. The Company does not expect sales of the W32i-based products to represent a significant portion of revenues for the balance of 1995. Sales of W32p-based product to an additional OEM represented 14% of total revenues for the three-month period ended March 31, 1995. In addition, sales to unaffiliated distributors, primarily in the Far East, accounted for 13% and 2% of total revenues for the three-month periods ended March 31, 1995 and 1994, respectively.

Cost of sales as a percentage of revenues decreased to 67% of revenues in the three-month period ended March 31, 1995 from 74% in the corresponding period in 1994 due to decreased production costs as a result of the Company's increased cost reduction efforts on certain products. In 1994, the Company undertook active cost reduction programs on its W32i and W32p graphics accelerator products. As a result, unit cost of the W32i and W32p decreased substantially in 1994, carrying over into the first quarter 1995. Because of the price competitive nature of the market, anticipated pricing pressures on mature products and the current volatility in the yen/dollar exchange rate, there can be no assurance that the Company will be successful in obtaining cost reductions necessary to enable the Company to maintain its current margin levels.

Operating expenses increased to 13% of revenues in the three-month period ended March 31, 1995 from 7.5% in the corresponding period in 1994. The increase is due to both increased legal costs associated with the Company's efforts in defending allegations associated with an ongoing class action lawsuit and the fixed nature of certain of the Company's operating expenses.

Research and development expense increased by 144% in the three-month period ended March 31, 1995 when compared to the corresponding period in 1994. This increase is due primarily to increased personnel and outside consulting costs to support the development of the next generation graphics accelerator, the ET6000, and due to the pursuit of new opportunities to expand the Company's line of products addressing multimedia applications. The Company currently expects that its research and development expenditures will continue to increase as the Company continues to attempt to respond to both shorter product life cycles in the graphics and PC market as a whole and develop new technologies to address multimedia applications.

The Company's effective income tax rate was 34% for the three-month period ended March 31, 1995, compared to 36% in the corresponding period in 1994. The primary reason for the decrease in the effective income tax rate is the small benefit derived from higher tax credits resulting from increased research and development expenditures and a lower effective state income tax rate.

Inflation is not expected to have a significant adverse impact on the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements results primarily from operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's 1995 working capital requirements. Total working capital was $49,560,000 and $50,431,000 at March 31, 1995 and December 31, 1994, respectively. The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings under this line in the during the three months ended March 31, 1995.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Report 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q:

             None

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TSENG LABS, INC.


  Date:  May 12, 1995                         By:  /s/ Jack H-N Tseng
                                                   --------------------
                                                       Jack H-N Tseng
                                                       Chairman and President


  Date:  May 12, 1995                         By:  /s/ John J. Gibbons
                                                   ----------------------
                                                       John J. Gibbons
                                                       Vice-Chairman


  Date:  May 12, 1995                         By:  /s/ Mark H. Karsch
                                                   --------------------
                                                       Mark H. Karsch
                                                       Senior Vice President
                                                       Chief Financial Officer


  Date:  May 12, 1995                         By:  /s/ Barbara J. Hawkins
                                                   -------------------------
                                                       Barbara J. Hawkins
                                                       Treasurer