Form 10-Q
period 1995-06-30
TSENG LABS INC
filed 1995-08-14
CIK 741742

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                              June 30, 1995
                              --------------------------------------------------
                                       or
      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission file number                            0-13502
                      ----------------------------------------------------------

                                TSENG LABS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UTAH                                      87-0391229
----------------------------------       ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

        6 Terry Drive, Newtown, PA                                18940
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (215) 968-0502
                                                  ------------------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                     Class - Common Stock, $.005 Par Value
--------------------------------------------------------------------------------
                Outstanding at June 30, 1995 - 18,933,437 shares
--------------------------------------------------------------------------------

This report includes a total of 10 pages.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                TSENG LABS, INC.
                                ----------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                 (In thousands)

                                                                                   June 30,               December 31,
ASSETS                                                                               1995                     1994
------------------------------------------------------------------------    ----------------------   ---------------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $                 9,009  $               38,542
   Short-term investments                                                                   29,780                     ---

   Accounts receivable, net                                                                  7,027                  10,591
   Inventories                                                                               4,549                   3,786
   Prepaid expenses and other                                                                1,134                   1,223
                                                                            ----------------------   ---------------------

                               Total current assets                                         51,499                  54,142
                                                                            ----------------------   ---------------------

PROPERTY AND EQUIPMENT, net                                                                  7,145                   6,565

DEFERRED COSTS, net                                                                          3,910                   3,644

OTHER ASSETS                                                                                 2,056                   1,468
                                                                            ----------------------   ---------------------

                                                                           $                64,610  $               65,819
                                                                            ======================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                        $                 2,296  $                3,138
   Accrued expenses                                                                          1,002                     573
                                                                            ----------------------   ---------------------

                               Total current liabilities                                    3,298                   3,711

                                                                            ----------------------   ---------------------

DEFERRED INCOME TAXES                                                                        2,247                   2,247
                                                                            ----------------------   ---------------------

SHAREHOLDERS' EQUITY:
   Common stock                                                                                 98                      97
   Additional paid-in-capital                                                               10,101                   9,997
   Retained earnings                                                                        53,509                  54,039
   Treasury stock, at cost                                                                 (4,643)                 (4,272)
                                                                            ----------------------   ---------------------

                                                                                            59,065                  59,861
                                                                            ----------------------   ---------------------

                                                                           $                64,610  $               65,819
                                                                            ======================   =====================

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                    (In thousands, except per share amounts)

                                                                                                     For the
                                                                                                   Three Months
                                                                                                      Ended
                                                                                                      June 30
                                                                                      -------------------------------------
                                                                                           1995                     1994
                                                                                           ----                     ----
                                                                                                   (Unaudited)

NET SALES                                                                            $       10,068            $     21,793

COST OF SALES                                                                                 7,309                  15,596
                                                                                      -------------             -----------
                               Gross Profit                                                   2,759                   6,197

RESEARCH AND DEVELOPMENT                                                                        712                     473

SELLING, GENERAL, AND ADMINISTRATIVE                                                          1,612                   1,633
                                                                                      -------------             -----------

                               Income before income taxes                                       435                   4,091

INCOME TAXES                                                                                    131                   1,475
                                                                                      -------------             -----------

NET INCOME                                                                           $          304            $      2,616
                                                                                      =============             ===========

NET INCOME PER SHARE                                                                 $          .02            $        .14
                                                                                      =============             ===========

Weighted Average Common and Common
   Equivalent Shares Outstanding                                                             18,988                  19,112
                                                                                      =============             ===========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                    (In thousands, except per share amounts)

                                                                                                     For the
                                                                                                    Six Months
                                                                                                      Ended
                                                                                                      June 30
                                                                                      -------------------------------------
                                                                                           1995                     1994
                                                                                           ----                     ----
                                                                                                   (Unaudited)

NET SALES                                                                            $       22,048            $     43,737

COST OF SALES                                                                                15,345                  32,034
                                                                                      -------------             -----------

                               Gross Profit                                                   6,703                  11,703

RESEARCH AND DEVELOPMENT                                                                      1,477                     787

SELLING, GENERAL, AND ADMINISTRATIVE                                                          3,171                   3,268
                                                                                      -------------             -----------

                               Income before income taxes                                     2,055                   7,648

INCOME TAXES                                                                                    695                   2,755
                                                                                      -------------             -----------

NET INCOME                                                                           $        1,360            $      4,893
                                                                                      =============             ===========

NET INCOME PER SHARE                                                                 $          .07            $        .26
                                                                                      =============             ===========

Weighted Average Common and Common
   Equivalent Shares Outstanding                                                             18,977                  19,178
                                                                                      =============             ===========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 (In thousands)

                                                                                          For the
                                                                                        Six Months
                                                                                           Ended
                                                                                          June 30
                                                                            ----------------------------------
                                                                                1995                   1994
                                                                                ----                   ----
                                                                                        (Unaudited)

OPERATING ACTIVITIES:
   Net income                                                              $      1,360           $      4,893
   Adjustments to reconcile net income
     to cash provided by operating activities -
       Depreciation and amortization                                                850                    963
       (Increase) decrease in -
         Accounts receivable                                                      3,564                 (2,207)
         Inventories                                                               (763)                 1,190
         Prepaid expenses and other                                                  89                    993
      Increase (decrease) in -
         Accounts payable                                                          (842)                 1,567
         Accrued expenses                                                           429                    305
                                                                            -----------            -----------
     Net cash provided by operating activities                                    4,976                  7,704
                                                                            -----------            -----------

INVESTING ACTIVITIES:
   Purchases of short-term investments                                          (29,780)                  ----
   Purchases of property and equipment                                           (1,116)                  (941)
   Increase in deferred costs                                                      (580)                (1,164)
   Increase in other assets                                                        (588)                  (107)
                                                                            -----------            -----------
     Net cash used in investing activities                                      (32,353)                (2,212)
                                                                            -----------            -----------

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                          105                      4
   Purchase of treasury stock                                                      (371)                (2,072)
   Dividends paid                                                                (1,890)                  (107)
                                                                            -----------            -----------
     Net cash used in financing activities                                       (2,156)                (3,992)
                                                                            -----------            -----------

     Net (decrease) increase in cash and cash equivalents                       (29,533)                 1,500


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   38,542                 35,027
                                                                            -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $      9,009           $     36,527
                                                                            ===========            ===========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:
   --------------------------------------------------------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, the results of operations and the changes in financial position for the periods covered.

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


2. NET INCOME PER SHARE:
   ---------------------

Earnings per share was computed using the weighted average number of common shares and share equivalents outstanding during the periods.


3. INVENTORIES:
   ------------

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                June 30,                  December 31,
                                  1995                        1994
                               ----------                  ----------
                                           (In Thousands)

Purchased parts                $    4,009                  $    3,379
Finished goods                        540                         407
                               ----------                  ----------
                               $    4,549                  $    3,786
                               ==========                  ==========

4.  SHORT-TERM INVESTMENTS
    ----------------------

In connection with its purchase of short-term investments, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 1995, all short-term investments have been classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, with coupon interest and dividends and discount and premium amortization included in income each period.

5. OTHER ASSETS
   ------------

In April 1995, the Company converted approximately $881,000 of a secured loan receivable into a minority interest in preferred stock in a start-up multimedia products company. The Company also has advanced this entity $269,000 in the form of a secured interest bearing note. The total investment of $1,150,000 is included in other assets.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Revenues for the three months ended June 30, 1995 were $10,068,000, a 54% decrease from the corresponding period in 1994. Revenues for the six months ended June 30, 1995 were $22,048,000, a 50% decrease from the corresponding period in 1994. The decrease in revenues in the three and six month periods ended June 30, 1995 was primarily due to lower shipments and selling prices of the Company's second generation accelerator products as these products reached maturation in a rapidly evolving personal computer marketplace. Unit shipments of older W32- and W32i-based products decreased significantly between periods. Higher sales of W32p products were not sufficient to offset lower shipments of the W32 and W32i and lower selling prices on all of the Company's graphics accelerator products. Included in the accelerator products during 1995 is the Company's video accelerator, the VIPeR, which began contributing to sales in the third quarter of 1994. The Company had previously announced its focus on its next generation of graphic accelerator, the ET6000. Due to short product design cycles in the computer industry as a whole, announced and anticipated new product introductions by competitors of the Company, and anticipated design changes from major customers, the Company expects that pricing pressures on existing products will continue to intensify and revenues and earnings will continue to be lower than 1994 levels until the ET6000, being introduced in late 1995, becomes a commercially successful product. In addition, because of the risk involved in bringing new technologies to market, the risks inherent in the production process and in the adequate availability of necessary materials, and the competitive nature of the graphics market as a whole, there can be no assurance that revenues and earnings from the ET6000 will be sufficient to return the Company's operating results to historic levels.

With respect to total sales of the Company's products, sales to three OEM customers represented approximately 49% of the Company's revenues in the three month period ended June 30, 1995 and sales to two OEM customers accounted for 31% of the Company's revenues for the six month period ended June 30, 1995. For the three and six month periods ended June 30, 1994, sales to two OEM customers represented approximately 53% of the Company's revenues.

Cost of sales as a percentage of revenues was approximately 73% in both the three-month periods ended June 30, 1995 and 1994. For the six month periods ended June 30, 1995 and 1994, cost of sales as a percentage of revenues decreased from 73% in 1994 to 70% in 1995 due to decreased production costs as a result of the Company's increased cost reduction efforts on certain products. In 1994, the Company undertook active cost reduction programs on its W32i and W32p graphics accelerator products. As a result, unit cost of the W32i and W32p decreased substantially in the second half of 1994, carrying over into the first half 1995. Also, the Company's video processor, VIPeR, began contributing to sales late in the third quarter of 1994. Average margin levels for the VIPeR are greater than those of mature products, having a positive impact on overall Company margins. However, because of the price competitive nature of the market, anticipated pricing pressures on mature products and the current volatility in the yen/dollar exchange rate, the Company expects increased pricing pressures impacting margins on its existing W32 product line.

Operating expenses increased to 16% and 14% of revenues in the three and six month periods ended June 30, 1995, respectively, from 7.5% in the corresponding periods in 1994. The increase is due to both increased legal costs associated with the Company's efforts in defending allegations associated with an ongoing class action lawsuit and the fixed nature of certain of the Company's operating expenses.

Research and development expense increased by 50.5% and 87.7% in the three and six month periods ended June 30, 1995 when compared to the corresponding periods in 1994. This increase is due primarily to increased personnel and outside consulting costs to support the development of the next generation graphics accelerator, the ET6000, and due to the pursuit of new opportunities to expand the Company's line of products addressing multimedia applications. The Company currently expects that its research and development expenditures will continue to increase as the Company continues to attempt to respond to both shorter product life cycles in the graphics and PC market as a whole and develop new technologies to address multimedia applications.

The Company's effective income tax rate was 30% and 34% for the three and six month periods ended June 30, 1995 , compared to 36% in the corresponding periods in 1994. The primary reason for the decrease in the effective income tax rate is higher tax credits resulting from increased research and development expenditures and a lower effective state income tax rate.

Inflation is not expected to have a significant adverse impact on the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's ability to generate cash adequate to meet its requirements results primarily from operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's 1995 working capital requirements. Total working capital was $48,201,000 and $50,431,000 at June 30, 1995 and December 31, 1994, respectively. The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings under this line during the three months ended June 30, 1995.

In August 1995, the Company's Board of Directors, based upon current net income levels, voted to suspend the Company's quarterly cash dividend.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Report 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q:

               None

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         TSENG LABS, INC.


    Date:  August 10, 1995                    By:  /s/   Jack H-N Tseng
                                                  ------------------------------
                                                         Jack H-N Tseng
                                                         Chairman and President


    Date:  August 10, 1995                    By:  /s/   John J. Gibbons
                                                  ------------------------------
                                                         John J. Gibbons
                                                         Vice-Chairman


    Date:  August 10, 1995                    By:  /s/   Mark H. Karsch
                                                  ------------------------------
                                                         Mark H. Karsch
                                                         Senior Vice President
                                                         Chief Financial Officer


    Date:  August 10, 1995                    By:  /s/   Barbara J. Hawkins
                                                  ------------------------------
                                                         Barbara J. Hawkins
                                                         Treasurer