Form 10-Q
period 1995-09-30
TSENG LABS INC
filed 1995-11-20
CIK 741742

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

| X | Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended                 September 30, 1995
                               ------------------------------------------------

                                       or

|   | Transition Report Pursuant to Section 13 of 15(d) of the Securities
      Exchange Act of 1934

For the transition period from                      to
                              ---------------------   -------------------------

Commission file number                           0-13502
                      ---------------------------------------------------------

                                TSENG LABS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          UTAH                                         87-0391229
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     6 Terry Drive, Newtown, PA                          18940
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code        (215) 968-0502
                                                   ----------------------------


-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                       | X |  Yes     |   |  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

                     Class -- Common Stock, $.005 Par Value
-------------------------------------------------------------------------------
             Outstanding at September 30, 1995 - 18,944,037 shares
-------------------------------------------------------------------------------

This report includes a total of 10 pages.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                TSENG LABS, INC.
                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)
                                                   September 30,   December 31,
ASSETS                                                  1995           1994
--------------------------------------------       -------------   ----------
                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                           $  5,940     $38,542
   Short-term investments                                30,325        --
   Accounts receivable, net                               8,232      10,591
   Inventories                                            5,074       3,786
   Prepaid expenses and other                               852       1,223
                                                        -------     -------
                    Total current assets                 50,423      54,142
                                                        -------     -------
PROPERTY AND EQUIPMENT, net                               7,355       6,565
                                                        -------     -------
DEFERRED COSTS, net                                       4,095       3,644
                                                        -------     -------
OTHER ASSETS                                              2,094       1,468
                                                        -------     -------
                                                        $63,967     $65,819
                                                        =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                     $ 1,540     $ 3,138
   Accrued expenses                                         942         573
                                                        -------     -------
                    Total current liabilities             2,482       3,711
                                                        -------     -------
DEFERRED INCOME TAXES                                     2,247       2,247
                                                        -------     -------
SHAREHOLDERS' EQUITY:
   Common stock                                              98          97
   Additional paid-in-capital                            10,174       9,997
   Retained earnings                                     53,609      54,039
   Treasury stock, at cost                               (4,643)     (4,272)
                                                        -------     -------
                                                         59,238      59,861
                                                        -------     -------
                                                        $63,967     $65,819
                                                        =======     =======

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                    (In thousands, except per share amounts)

                                                              For the
                                                            Three Months
                                                                Ended
                                                            September 30
                                                       -----------------------
                                                         1995         1994
                                                         ----         ----
                                                            (Unaudited)

NET SALES                                               $ 9,433     $19,270
COST OF SALES                                             6,973      14,018
                                                        -------     -------
                    Gross profit                          2,460       5,252
RESEARCH AND DEVELOPMENT                                    787         516
SELLING, GENERAL, AND ADMINISTRATIVE                      1,543       1,607
                                                        -------     -------
                    Income before income taxes              130       3,129
INCOME TAXES                                                 30       1,127
                                                        -------     -------
NET INCOME                                              $   100     $ 2,002
                                                        =======     =======
NET INCOME PER SHARE                                        .01         .11
                                                        =======     =======
Weighted Average Common and Common
   Equivalent Shares Outstanding                        $19,028     $19,015
                                                        =======     =======




                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                    (In thousands, except per share amounts)

                                                             For the
                                                           Nine Months
                                                              Ended
                                                           September 30
                                                        ------------------
                                                         1995         1994
                                                         ----         ----
                                                            (Unaudited)

NET SALES                                               $31,481     $63,007
COST OF SALES                                            22,318      46,052
                                                        -------     -------
                    Gross profit                          9,163      16,955
RESEARCH AND DEVELOPMENT                                  2,264       1,303
SELLING, GENERAL, AND ADMINISTRATIVE                      4,714       4,875
                                                        -------     -------

                    Income before income taxes            2,185      10,777
INCOME TAXES                                                725       3,882
                                                        -------     -------
NET INCOME                                              $ 1,460     $ 6,895
                                                        =======     =======
NET INCOME PER SHARE                                    $   .08     $   .36
                                                        =======     =======
Weighted Average Common and Common
   Equivalent Shares Outstanding                        $18,994     $19,124
                                                        =======     =======



                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (In thousands)
                                                             For the
                                                           Nine Months
                                                              Ended
                                                           September 30
                                                        ------------------
                                                         1995         1994
                                                         ----         ----
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  1,460    $  6,895
   Adjustments to reconcile net income
     to cash provided by operating activities -
       Depreciation and amortization                      1,941       1,460
       (Increase) decrease in -
         Accounts receivable                              2,359       1,066
         Inventories                                     (1,288)        766
         Prepaid expenses and other                         371         939
      Increase (decrease) in -
         Accounts payable                                (1,598)       (884)
         Accrued expenses                                   369         419
                                                       --------    --------
     Net cash provided by operating activities            3,614      10,661
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                   (30,325)        --
   Purchases of property and equipment                   (1,598)     (1,559)
   Increase in deferred costs                            (1,584)     (1,801)
   Increase in other assets                                (626)       (184)
                                                       --------    --------
     Net cash (used in) investing activities            (34,133)     (3,544)
                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                  178          18
   Purchase of treasury stock                              (371)     (2,228)
   Dividends paid                                        (1,890)     (2,873)
                                                       --------    --------
     Net cash (used in) financing activities             (2,083)     (5,083)
                                                       --------    --------
     Net (decrease) increase in cash and
        cash equivalents                                (32,602)      2,034

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           38,542      35,027
                                                       --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  5,940    $ 37,061
                                                       ========    ========


                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:
   --------------------------------------------------------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, the results of operations and the changes in financial position for the periods presented.

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


3. INVENTORIES:
   ------------

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                           September 30,         December 31,
                                               1995                  1994
                                          --------------         ------------
                                                     (In Thousands)

Raw materials and work-in-process            $4,702                 $3,379
Finished goods                                  372                    407
                                             ------                 ------
                                             $5,074                 $3,786
                                             ======                 ======

4. SHORT-TERM INVESTMENTS
   ----------------------

In connection with its purchase of short-term investments, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 1995, all short-term investments have been classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, with coupon interest and dividends and discount and premium amortization included in income each period.

5. OTHER ASSETS
   ------------

In April 1995, the Company converted approximately $818,000 of a secured loan receivable into a minority interest in preferred stock in a start-up multimedia products company. The Company also has advanced this entity $332,000 in the form of a secured interest bearing note. The total investment of $1,150,000 is included in other assets. The Company has also advance funded approximately $200,000 of customer receivables for this entity.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Revenues for the three months ended September 30, 1995 were $9,433,000, a 51% decrease from the corresponding period in 1994. Revenues for the nine months ended September 30, 1995 were $31,481,000, a 50% decrease from the corresponding period in 1994. The decrease in revenues in the three- and nine- month periods ended September 30, 1995 was primarily due to lower shipments and selling prices of the Company's second generation accelerator products as these products reached maturation in a rapidly evolving personal computer marketplace. Unit shipments of older W32- and W32i-based products decreased significantly between periods. Higher sales of W32p-based products were not sufficient to offset lower unit shipments of the W32 and W32i and lower selling prices on all of the Company's graphics accelerator products. Included in the accelerator products during 1995 is the Company's video accelerator, the VIPeR, which began contributing to sales in the third quarter of 1994. The Company had previously announced its focus on its next generation of graphic accelerator, the ET6000. Due to short product design cycles in the computer industry as a whole, announced and anticipated new product introductions by competitors of the Company, and anticipated design changes from major customers, the Company expects that pricing pressures on existing products will continue to intensify and revenues and earnings will continue to be lower than 1994 levels until the ET6000, being introduced in late 1995, becomes a commercially successful product. In addition, because of the risk in bringing new technologies to market, in the production process and in the adequate availability of necessary materials, and the competitive nature of the graphics market as a whole, there can be no assurance that revenues and earnings from the ET6000 will be sufficient to return the Company's operating results to historic levels.

Sales to two OEM customers represented approximately 53% and 30% of the Company's revenues in the three- and nine- month periods ended September 30, 1995. For the three- and nine- month periods ended September 30, 1994, sales to two OEM customers represented approximately 54% of the Company's revenues.

Cost of sales as a percentage of revenues was approximately 74% and 73% in the three-month periods ended September 30, 1995 and 1994. The increase between periods is due to the fact that the impact of cost reduction programs on the W32i and W32p graphics accelerator products has not been sufficient to offset lower selling prices on all of the Company's products. For the nine- month periods ended September 30, 1995 and 1994, cost of sales as a percentage of revenues decreased from 73% in 1994 to 71% in 1995 due to decreased production costs as a result of the Company's increased cost reduction efforts on certain products. In 1994, the Company undertook active cost reduction programs on its W32i and W32p graphics accelerator products. As a result, unit cost of the W32i and W32p decreased substantially in the second half of 1994, carrying over into 1995. Average margin levels for the VIPeR, which began contributing to sales late in the third quarter of 1994, are greater than those of more mature products, having a positive impact on overall Company margins. However, because of the price competitive nature of the market, anticipated pricing pressures on mature products and the current volatility in the yen/dollar exchange rate, the Company expects increased pricing pressures impacting margins on its existing W32 product line.

Operating expenses increased to 16% and 15% of revenues in the three- and nine-month periods ended September 30, 1995, respectively, from 8% in the corresponding periods in 1994. The increase is due to both increased legal costs associated with the Company's efforts in defending allegations associated with an ongoing class action lawsuit and the fixed nature of certain of the Company's operating expenses.

Research and development expense increased by 53% and 74% in the three and nine month periods ended September 30, 1995 when compared to the corresponding periods in 1994. This increase is due primarily to increased personnel and outside consulting costs to support the development of the next generation graphics accelerator, the ET6000, and due to the pursuit of new opportunities to expand the Company's line of products addressing multimedia applications. The Company currently expects that its research and development expenditures will continue to increase as the Company continues to attempt to respond to both shorter product life cycles in the graphics and PC market as a whole and develop new technologies to address multimedia applications.

The Company's effective income tax rate was 23 % and 33% for the three- and nine- month periods ended September 30, 1995, compared to 36% in the corresponding periods in 1994. The primary reason for the decrease in the effective income tax rate is the small benefit derived from higher tax credits resulting from increased research and development expenditures and a lower effective state income tax rate.

Inflation is not expected to have a significant adverse impact on the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's ability to generate cash adequate to meet its requirements results primarily from operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's short-term working capital requirements. Total working capital was $47,941,000 and $50,431,000 at September 30, 1995 and December 31, 1994, respectively. The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings under this line in the during the three months ended September 30, 1995.

In August 1995, the Company's Board of Directors, based upon current net income levels, voted to suspend the Company's quarterly cash dividend.

                           PART II. OTHER INFORMATION


Item 5. Other Information

         On October 30, 1995, the Company announced that John A. Vigna had been appointed to the newly created positions of Executive Vice President and Chief Operating Officer effective November 1, 1995. The Company also announced that effective December 31, 1995, John J. Gibbons will withdraw from direct management activities, but will continue to serve as a Director, Vice Chairman of the Board and as a consultant to the Company.


Item 6.  Exhibits and Reports on Report 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q:

               None

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TSENG LABS, INC.


Dated: November 10, 1995                By: /s/ Jack H-N Tseng
                                            -----------------------------------
                                            Jack H-N Tseng
                                            Chairman and President


Dated: November 10, 1995                By: /s/ John J. Gibbons
                                            -----------------------------------
                                            John J. Gibbons
                                            Vice-Chairman


Dated: November 10, 1995                By: /s/ Mark H. Karsch
                                            -----------------------------------
                                            Mark H. Karsch
                                            Senior Vice President
                                            Chief Financial Officer


Dated: November 10, 1995                By: /s/ Barbara J. Hawkins
                                            -----------------------------------
                                            Barbara J. Hawkins
                                            Treasurer