Form 10-K
period 1995-12-31
TSENG LABS INC
filed 1996-04-01
CIK 741742

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________   to _______________________

Commission file Number   6-13502
                         -------
                                Tseng Labs, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Utah                                 87-0391229
- -------------------------------------------------     --------------------------
            State or other jurisdiction of                   (IRS Employer
            incorporation or organization)                Identification No.)

         6 Terry Drive, Newtown, Pennsylvania                    18940
- -------------------------------------------------      -------------------------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code

Securities registered pursuant to
    Section 12(b) of the Act :                              (215) 968-0502
                                                            --------------

                                                     Name of each exchange on
     Title of each class                                  which registered
- ------------------------------                    ------------------------------
           NONE
- ------------------------------                    ------------------------------

- ------------------------------                    ------------------------------

- ------------------------------                    ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.005 par value per share
- --------------------------------------------------------------------------------
                                (Title of class)
- --------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (see definition in Rule 405, 17 CFR 230.405.)

================================================================================

Note--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

- --------------------------------------------------------------------------------
                   (Applicable Only To Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.*

- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCES

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      None

*As of February 29, 1996, 18,967,737 common shares were outstanding. The aggregate market value of the 13,426,013 common shares outstanding (based upon the average of the closing price of these shares as of February 29, 1996, as reported by NASDAQ) and held by non-affiliates was $132,581,878.

This report (including Exhibits) contains 36 pages.

The index to Exhibits starts on page 21.

                                     PART I

Item 1.  Business

General

Tseng Labs, Inc. ("Tseng" or the "Company") is one of the foremost designers and suppliers of high performance video graphic controller chips in the world. The Company's accelerators are designed to enhance the personal computer's (PC(TM)) performance by reassigning the graphic function from the Central Processing Unit
(CPU) to the accelerator. By working in conjunction with the personal computer's CPU, the graphic accelerator can offer significant improvement to the quality of the graphics and also improve the system's overall performance.

Incorporated in 1983, Tseng has built a long-standing reputation as an innovative company offering technological advancements and reliable products to the graphics market. This reputation has resulted in Original Equipment Manufacturers (OEM) agreements with some of the most respected names in the computer industry. These OEMs, as well as many other customers, believe that Tseng products provide the capabilities and reliability that are needed for PC video solutions.

Tseng has long been considered a pioneer in the graphics market. The Company successfully introduced the ET4000(TM) chip set in 1989. The ET4000 has the distinction of being the most successful SVGA controller in history. Following the debut of the ET4000, the Company offered a series of products designed to accentuate its video capabilities and performance. The result was the systematic introduction of the W32(TM), W32i(TM), W32p(TM) and the Video Image Processor (VIPeR(TM)), respectively. As the demand for greater multimedia capabilities, 3D, and teleconferencing takes hold in the consumer marketplace, Tseng is focused on offering solutions to meet and exceed those expectations. The Company is currently in the process of bringing to market the ET6000(TM), the first in a family of next generation graphics controller products.

Markets and Products

PC Graphics Since VGA

Following the advent of the IBM PS/2(TM) series of personal computers in 1987, the era of video graphics array (VGA(TM)) arrived. Tseng Labs, on the strength of its fast response to VGA with its ET3000(TM) controller, quickly became recognized as a leader in the market of VGA-compatible video graphics products. Operating at 640x480 screen resolution with 16 to 256 colors and a refresh rate of 60Hz, VGA greatly improved the productivity of the PC user. Microsoft had recently introduced Windows(R) 3.0 which utilized a graphical user interface
(GUI). GUI interfaces provide a more user-friendly environment while allowing the user to use a mouse or pointing device to select particular applications or documents. Graphics became extremely important following the Windows introduction. With graphics, however, came the desire for greater speed and higher screen resolutions. Unfortunately, higher speed and resolution placed a heavy burden upon the resources of the CPU. Subsequently, graphic chips represented a way to utilize the new interface while maintaining the speed and power of the system. While the VGA standard represented a quantum leap ahead of its predecessors, it had its own set of limitations, which drove graphic companies in search of a higher standard. The VGA standard became the building block for the next generation of graphic controllers, the Super VGA (SVGA(TM)).

The Company was influential as a pioneer of SVGA. Introduced as a solution to limited screen resolution and colors, SVGA was later ratified by the Video Electronics Standards Association (VESA) as the standard for the graphic industry. Operating originally at 800x600 screen resolution while maintaining the 16 to 256 color palette and between 60Hz and 72Hz refresh, SVGA was widely accepted by third-party developers of standards and accelerated chip sets. During this period, Tseng Labs reinforced its position as a leader in design and engineering with the ET4000 chip set targeting the SVGA standard.

The advent of Microsoft Windows 3.0(TM) and 3.1(TM) allowed for GUI interfaces for applications running on the PC. Unfortunately, Windows noticeably diminished the processing power of the computer due to its highly graphical operating environment. The Company, along with other graphics companies, realized that high speed, high resolution graphical interfaces needed to be provided. The graphics industry saw an opportunity in providing high resolution and color while improving performance by reassigning video responsibilities to the graphics card, thereby accelerating the entire system.

In 1989, the Company introduced the ET4000 controller. The ET4000 grew to become one of the single highest volume SVGA-compatible devices ever produced, permitting 1024x768 resolution at 256 colors, while using low cost DRAM. In addition, the low cost ET4000-based adapters were capable of displaying 16.8 million colors simultaneously, allowing for "true color" imaging on a low cost adapter. The ET4000 was the first SVGA class device to be connected to the CPU directly, which is now referred to as a "local bus" implementation. With a properly designed graphics chip, local bus provides the CPU with far greater access to the graphics memory, increasing the performance of the entire display subsystem. The ET4000 was noticeably faster than other SVGA chips, allowing the CPU to write to the video card without losing access time to the video memory, known as "wait states," typical in previous technology.

The next advance in GUI software required better acceleration than that available from zero wait state and local bus operation. The Company answered with the ET4000/W32, which retained full compatibility with the ET4000 software, but increased it from a 16-bit to a 32-bit local bus which was more appropriate for 486 CPU designs. The W32 allowed the CPU to write to the video memory at the same or faster rates than to its own system memory, and included an ability to power Windows and other applications between four and ten times faster than the acceleration of the original ET4000. Because of its price/performance value, the W32 was integrated onto the system motherboards of a number of leading OEMs.

Windows Acceleration for 2D and Developing 3D

The market demand for performance graphics increased substantially after the release of Microsoft's Windows 3.0 and follow-up Windows 3.1. Many manufacturers of PCs chose to bundle Windows, or other GUI software package such as OS/2(R), with every system. An explosion of high-resolution and high-color applications authored for Windows occurred. By the end of 1992, the best selling DOS applications in word processing, spreadsheets, graphics and desktop publishing among others, had migrated to the Windows GUI application interface. This additional layer of software hampered the performance of many applications by increasing software execution time.

Windows demanded more power from the graphic accelerator hence, the W32i and the W32p were introduced to provide additional performance, resolution and color, and higher levels of integration to reduce system chip count and cost. The W32i was the direct replacement for the W32 on OEM designs. The W32p delivered the memory interface of the W32i with the direct connection of PCI local bus architecture, an emerging industry standard. Both the W32i and the W32p enhanced graphic systems performance by using an approach known as memory interleaving that doubled the graphics processing power of the device. The original W32 chip provided a 32-bit path between the graphics controller and its memory. The W32i and W32p used interleaving to effectively double the path to 64-bits, with only a minimum incremental cost to deliver the enhanced performance. In addition, the W32i and W32p could process 64-bits of graphic data in the same time that the original W32 could process 32-bits of graphic data.

By 1992, many of the most popular applications which specified hardware sets such as EGA(TM), or VGA/SVGA had been re-written to support the GUI environment. PC users benefited from this trend by having a multitude of applications that now run in higher resolution and/or higher color modes on their non-IBM hardware. However, as the graphical environment has become more important, so has the need for increasingly powerful graphics hardware to maintain the users' expectation for GUI application performance.

The Company has always sought to further enhance video technologies through additional advancements regarding their products. Additionally, the Company has played an important role in the development and sanctioning of industry standards. In 1995, Windows 95(TM) was introduced by Microsoft. The Windows 95 operating system offered software developers the capability of drastically improving graphics and video performance over Windows 3.x. Game and entertainment titles depend on quick screen updates driven by real-time input from a mouse, joystick, or other device to maintain the illusion of realism. These title developers largely avoided porting their products from DOS to Windows, unable to accept the performance penalty Windows 3.x GDI (Graphics Device Interface) presented. By accessing the PC graphics hardware directly under DOS, interactive titles achieve the performance they need but lost the hardware independence that Windows applications enjoy. Windows 95 offered the best of both worlds, and represented an innovative departure from the traditional GUI as a "layer" between user and the operating system.

Windows 95 offers application developers access to a set of programming interfaces that provide a thin layer of abstraction over graphics and multimedia hardware acceleration features. Writing to this set of interfaces, known as DirectX(TM), gives applications high performance and hardware independence as well as access to other Windows 95 features. This performance boost allows Windows 95 to be positioned as a compelling multimedia operating system for home as well as professional use. In late 1995, game developers began releasing the first wave of titles to take advantage of DirectX. As this list of software continues to grow, the Company believes that the demand for graphics solutions that are optimized for Windows 95 performance will continue to increase.

In November 1995, the Company responded with the introduction of the ET6000 during Fall Comdex, and was awarded the Best of Comdex in the Sound and Display category. The ET6000 is a state-of-the-art 128 bit graphics and multimedia engine that integrates a high quality video processor, a revolutionary interface to Multibank(TM) DRAM (MDRAM) and PCI bus interface. Optimized for Windows 95 graphics performance, the ET6000 was designed to offer high resolution and color without system degradation. As has characterized the PC industry, users continue to require greater video performance, speed, higher resolution, and greater bandwidth between the graphics chip and graphics memory. The Company responded with a 128-bit graphics and multimedia engine using MDRAM which resulted in a high quality video processor. The ET6000 will also continue the Company's trend of integrating technology by bringing two important circuits, the RAMDAC and clock generator, inside one single chip, positioning the Company to more effectively compete with a number of its competitors who currently offer this level of integration.

To complement the ET6000 chip's internal video processing engine and to reduce the required components for multimedia video applications, the Company introduced two multimedia processors, the VPR6000(TM), a video image processor, and the MPG9920(TM), and MPEG decoder with built-in scaling capabilities. The VPR6000 processes video, enables live video input, and allows ISA and other multimedia devices to reside on the Company's proprietary Image Memory Access
(IMA) multimedia bus. The MPG9920 allows glueless attachment to the ET6000 for hardware playback of MPEG video. The MPG9920 also features an internal video scaler and input for live video. Both devices were designed to allow OEMs to create feature-rich, highly integrated, PCI compliant, low cost multimedia solutions. The Company is currently working to bring the ET6000, VPR6000 and the MPG9920 to commercial production.

Video, Multimedia, and Entertainment

Advancing technologies including faster microprocessors and higher performance memory have allowed microcomputers to perform more than traditional data processing applications. Multimedia is the mixing of entertainment, communications, and data processing capabilities. The Company views multimedia as an opportunity for growth in a rapidly emerging video market. The majority of multimedia titles are based upon communications, productivity, information, education and entertainment applications. Multimedia is a developing technology that places increased burdens on system hardware due to full-motion video requirements. An integral component of a multimedia computer is the display of live and stored motion video, and audio at the highest resolution and refresh rates.

Broadcast video displays at relatively low resolution, but high color. The perceived quality of the display is created by rapid (30 times per second) changes in the motion video. With the W32-family of graphic controllers, the Company introduced a method to display color and resolution beyond the television color standard. By bringing the motion data into memory, a PC can digitally store or modify the motion data. In both engineering and market opportunity, Multimedia represents a challenge and an opportunity for growth for the Company.

Other Multimedia video solutions, including live video stored using the Motion Picture Experts Group (MPEG) standard, have been introduced into the market. MPEG compression enables feature film motion pictures to be compressed onto standard CD-ROMs. Applications for MPEG technology include home entertainment, education, information kiosks, and others. The Company's graphics and multimedia products have been combined with MPEG-specific chips from other parties to form solutions addressing this market. The Company believes that the demand of the market for higher quality display will favor the currently emerging MPEG-2 standard. The new standard provides for greater throughput of the data resulting in a smoother, more realistic picture, without losing any picture frames. To accomplish this standard, MPEG-2 requires more performance from the graphics chip. The Company believes the ET6000 is ideally suited for MPEG-2 applications due to its increased bandwidth capacity, high resolution display capability, 128 bit GUI accelerator, use of MDRAM and advanced high quality multiple scaled window display capability. The Company is also currently developing additional products and evaluating technology from other parties to attempt to develop solutions for this emerging market.

The Company has developed technology that responds to the trend toward more feature oriented computer systems. All of the members of the W32- family of graphic controllers include two input paths to the display memory. The first path is for CPU bus data, and is standard on most SVGA and GUI accelerator chips. The second path is proprietary to the Company and is called Image Memory Access (IMA(TM)). IMA architecture allows video input from a live TV source or multimedia coprocessor directly into the display memory. In 1994, the Company provided the VIPeR chip as an IMA bus device to handle display and capture of live motion video, and to accelerate replay of motion video playback from inexpensive and popular software decompression products like Intel's Indeo. The VIPeR allows motion data to be dynamically sized in a window in real time, requiring no recalculation time by the system CPU, meaning that proportional resizing of the video image window is virtually instantaneous. The video image window can be adjusted for brightness, contrast, and saturation, and also coexist on-screen with traditional data processing applications. The VIPeR, when introduced, was found to be a cost-effective product for displaying broadcast television in a digital window on the personal computer. The high quality image processing of VIPeR allowed MPEG images to be enlarged without creating a blocky, unrealistic image often found in other MPEG products. In 1995, the Company introduced the VIPeR f/x which gave the user higher resolution video display and other enhancements.

Computer purchasing trends in the US have leaned towards multimedia machines since 1994. These PCs included a CD-ROM, speakers and a sound card, allowing the user to access a host of information with high quality speed and sound. Moreover, a greater percentage of computers began to ship to the home market as opposed to the workplace. As a result, the computer industry now offers hardware and software for home entertainment, education, on line accesses and searches, and productivity.

The largest growth segments in home entertainment is internet access and gaming applications, using home multimedia computers. Game applications have become the testing grounds for today's processors, graphic cards, and audio. Historically, the games applications were somewhat limited in terms of speed (if the application was developed in Windows) or graphics (if the application was developed in DOS). In 1995, Microsoft provided the interface and performance necessary for the development of high quality video games for the PC with the development of Windows 95, allowing all the performance of the DOS based applications with the interface of a Windows application (see "DirectX" in the previous section).

Through the use of DirectX, Windows 95 addresses the issues of performance and graphics necessary in gaming and teleconferencing applications. DirectX allows for a clear and direct path to real-time, real-motion video and the development of true 3D applications. The ET6000 was designed to allow the user to take advantage of the additional capabilities available in Windows 95. The ET6000 also included the capabilities of the entire W32-family of chip sets as well as the integration of portions of the multimedia features currently available in the VIPeR chip set series. The ET6000 and its emerging family of products is being designed to produce high-performance graphics at the resolution and color depths previously available on very high-end, more costly video solutions.

ET2000, ET3000, ET4000, W32, W32i, W32p, ET4000/W32, ET6000, VPR6000 and MPG9920
are trademarks of Tseng Labs, Inc., Indeo, Peripheral Component Interconnect
(PCI) and Pentium are trademarks of Intel Corporation, Video for Windows, Windows 3.0, Windows 3.1, Windows 95 and DirectX are trademarks of Microsoft Corporation, Personal Computer, PS/2, Enhanced Graphics Adapter (EGA), Video Graphics Array (VGA) are trademarks of IBM Corporation, Motion Pictures Experts Group (MPEG-1 and MPEG-2, respectively) are trademarks of Motion Pictures Expert Group, Multibank is a trademark of Mosys Corporation. Other brands and names are properties of their respective companies.

Factors Which May Affect Results

The Company cautions readers that it operates in a highly competitive and rapidly changing technology marketplace and that there are many factors, including those discussed below that, in some cases have, and may in the future, affect the Company's operating results and could cause the Company's actual consolidated results for one or more future periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Statements in this section and other sections of this Form 10-K which are not historical statements constitute forward looking statements.

The competition in the markets which the Company competes is intense. The market is characterized by rapid technological change, short product lives (typically less than 18 months) and severe price competition. The Company is continually attempting to develop new products to address market requirements. If new products are not brought to the market in a timely manner or do not address the market performance and price requirements, then sales and operating results in future periods could be adversely affected. In addition, if the Company is not able to effect a smooth transition from one product to another, competitive forces in the market, including pricing and margin pressures, could result in substantial fluctuations in quarterly operating results and adversely impact sales and operating results in future periods. Competitive factors to be considered include but are not limited to, the timing of new products, performance, features, price, product availability, breadth of product line and customer support.

The Company's historical operating results have been, and its future operating results may be, subject to fluctuations, including quarterly fluctuations due to a variety of factors including, but not limited to, changes in pricing policies by the Company or its competitors, including anticipated and unanticipated decreases in average unit selling prices, concentration of a high percentage of total sales in a few significant customers, gain or loss of significant customers, cancellations or rescheduling of orders by customers, changes in product or customer mix, new product introductions and acceptance by the Company or its competitors, market acceptance of new or enhanced versions of the Company's or competitors' products, strengths or weaknesses in the overall markets in which the Company competes and sensational demand. In addition, because the Company must order product and build inventory substantially in advance of customer orders and product shipments and because the markets for the Company's products are volatile and subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products which could adversely impact operating results.

The semiconductor industry as a whole is characterized by a high percentage of a total sales in a quarter occurring in the third month of a quarter. Historically, based upon customer demand, the Company has shipped more product in the third month of each quarter than in either of the first two months. In addition, shipments in the third month are often higher at the end of the month. Accordingly, a disruption at the end of a quarter of either production or shipping could materially impact operating results in that quarter. In addition, such concentration can cause difficulties in both forecasting production requirements for a product and/or forecasting operating results for a quarter.

The Company currently relies on outside foundries, packaging houses and test houses for the manufacturing of its semiconductor devices. The use of third parties involves many significant risks including, but not limited to, the absence of adequate capacity to produce the Company's products, unavailability of, or interruptions in access to the process technologies necessary to manufacture the Company's products, the absence of guaranteed manufacturing capacity, reduced control over delivery schedules, manufacturing yields and costs. The Company is currently attempting to qualify a number of additional foundries to provide additional production capacities for the Company's new products. However, the qualification process and production ramp-up is a complex process and could take longer than anticipated and there can be no assurance that such foundries will be able or willing to produce parts in quantities, in the time frames and at the price necessary to satisfy both the Company and customer requirements. In addition, customers may be unable or unwilling to qualify parts from multiple sources. The inability to meet customer requirements and price points for delivery of products could adversely impact future operating results.

In addition to the risks associated with delivery of the Company's products, the PC and the graphics subsystem rely on a number of component parts produced by third parties. In addition, the Company's ET6000 has been designed to attempt to optimize the additional memory bandwidth of Multibank DRAM (MDRAM) by Mosys, Inc. Mosys, Inc. is also a "fabless" semiconductor supplier and may be subject to risks similar to the Company with respect to many of the business risks discussed above including, but not limited to, reliance on outside foundries. Any shortage of components used in the PC or graphics subsystem could affect the Company's operating results.

Sales and Marketing

The Company employs traditional OEM channels to market its products. The Company utilizes an internal sales and marketing team responsible for all aspects of both domestic as well as international sales. Additionally, the Company uses a series of independent manufacturers representatives and regional distributors, to provide marketing and technical support for its customers. The Company maintains close working relationships with its customers and potential customers and periodically exchanges advance technical information with them under nondisclosure agreements. The Company has initiated on-going programs for continuous improvement geared towards customer satisfaction and fulfillment.

In North America, the Company uses a combination of a direct sales force operating from the Company's main headquarters in Newtown, Pennsylvania and independent manufacturers representatives. The manufacturers representatives are located in Massachusetts, Alabama, Pennsylvania, North Carolina, Georgia, California, Texas, Washington, and Oregon.

Internationally, the Company also operates an Asian sales and support office located in Taipei, Taiwan with local distributors located in Hong Kong, Japan, Korea, Singapore, as well as Taiwan. The European customers are serviced using a direct sales labor force based at the Company's headquarters and manufacturers representatives located in Belgium, Germany, and the United Kingdom.

As the Company's customer base has largely become OEM and add-in board manufacturers, it has discontinued sales through distribution of its own brand name products. The Company promotes the acceptance and use of its products through direct contact with potential customers, coverage in trade and press articles, and participation in industry trade shows.

During 1995, 1994, and 1993, sales to the Company's two largest customers accounted for 37%, 51%, and 42% respectively, of the Company's revenues. One customer represented 42% of revenues in 1994. This customer did not contribute significantly to revenues in 1995. In addition, sales to unaffiliated distributors, primarily in the Far East, accounted for 12%, 9% and 8% of total revenues for 1995, 1994, and 1993, respectively. (See Note 7 to the Company's consolidated financial statements). The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Sales to these customers can fluctuate significantly from quarter to quarter. In addition, orders from these customers may be subject to cancellation or rescheduling. There can be no assurance that loss or significant fluctuations in quarterly sales to the Company's significant customers (including but not limited to canceling and/or rescheduling orders) may not adversely impact the Company's operating results in the future.

Foreign sales, including those to the Far East distributors, represented approximately 59%, 43% and 41% of revenues during 1995, 1994, and 1993, respectively. As a significant portion of the Company's sales are export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the US dollar which could increase the sales price in local currencies of the Company's products in foreign markets, tariffs, and other barriers and restrictions and the burden of complying with a wide variety of foreign laws.

Product Support and Service

The Company believes that customer service and technical support are of paramount importance in obtaining and preserving a competitive advantage in the graphic accelerator market. To that end, the Company provides technical support to its OEM and add-in board manufacturers through support staffs located in its Newtown headquarters and in its Taiwan office. Additional support for the Company's products is provided by manufacturers representatives and distributors. Tseng also offers support via an electronic bulletin board service, evaluation boards, product design support, demonstration software, and a soon to be completed world wide web site on the internet. Additionally, the Company provides application design support and upgrading of customer software. By providing the latest enhancements for its products through software upgrades, the Company can extend the life and value of its products to the customer.

The Company will periodically provide product road maps, under non-disclosure agreements, to OEMs and add-in board manufacturers. The Company believes that such communication will improve customer satisfaction while enhancing the Company's corporate image. Additionally, the Company believes it can better understand current and future system requirements through a consistent dialog with its customers. It is the Company's belief that customer satisfaction is improved through open communication. Furthermore, the Company believes it can identify important trends and concerns which assist in defining future products and services.

Manufacturing

Historically, the Company has purchased all of its product from one foundry. The Company has developed and is implementing a strategy for major new products of utilizing a number of qualified foundries that it believes provide the technology, capacity, quality and cost required to support production of that product. The Company's products are manufactured utilizing CMOS processes with line geometrics as small as 0.6 micron. Most of the Company's new products are manufactured using advanced triple metal processes. The Company has an on-going program of evaluating foundries with even smaller geometries for future products. While the Company's strategy is to develop multiple sources for its major new products to reduce its dependency on any single foundry, improve its flexibility to respond to customer requirements, increase the Company's ability to fulfill customer requirements, and gain greater control over its production costs, the Company has not qualified second sources for certain of its products. In addition, new products (including the ET6000) are typically produced initially by a single foundry until alternate sources can be qualified. The Company currently does not have long-term contractual supply agreements with its foundries. Historically, the Company has conducted its business with its foundries by written purchase orders which cover a period or range of periods. Should a foundry terminate its relationship with the Company, or its supply from a foundry be interrupted for any other reason, the Company may not be able to replace, on a timely basis, the production loss from this foundry.

The Company is working with existing foundries to obtain additional production for its new products (including the ET6000) and is working to qualify new foundries to provide additional manufacturing capacity for its products (including the ET6000). The Company has commenced product development with additional foundries and has agreed to pay for certain non-recurring engineering costs and initial production and, subject to qualification of these foundries, has made certain purchase commitments. If there are significant delays in qualifying new foundries, shipments of products could be delayed, which could adversely affect operating results.

Prior to 1995, the Company's foundry also performed the packaging and testing functions necessary to deliver finished, tested parts to the Company. The Company paid only for finished, tested parts meeting predetermined specifications. In 1995, the Company began purchasing product in wafer and "known good die" forms and managed the subcontracting by third parties of the assembly and test process. In 1996, the Company anticipates the majority of its product will be purchased in wafer or "known good die" form. In the assembly process, wafers are tested in accordance with predetermined specifications established by the Company and assembled into packaged parts. The packaged parts are again tested to the Company's specifications. Product returns to date have not been significant.

The Company's reliance on third party foundries involves a number of risks including, but not limited to, the absence of adequate capacity, the unavailability of, or interruptions in access to the process technologies utilized by the Company's products, the absence of guaranteed capacity, reduced control over delivery schedules, manufacturing yields and costs. Inability to obtain adequate, timely supply sources, whether due to capacity constraints, disruption at foundry, assembly or test, delays in qualification of new foundries or other reasons, could adversely affect the Company's operating results.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has considered and will continue to consider various possible transactions, including the use of "take or pay" contracts which commit the Company to purchase specified quantities of wafers over specified periods or the use of standby letters of credit to secure future capacity on a "take or pay" basis. In addition, a number of the Company's competitors have entered into various transactions to secure wafer capacity including equity investments in or advances to wafer foundries in exchange for guaranteed production, or the formation of joint ventures to own, construct or operate a wafer fabrication facility. The Company, to date, has not participated in advance funding or joint ventures and will continue to work to secure adequate capacity without such arrangements. Should the Company be required to enter into any of the above manufacturing arrangements to secure foundry capacity, such arrangements may require substantial capital investment, which may require the Company to seek additional equity or debt financing, and there can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. In addition, the Company may, from time to time, as business conditions warrants, invest in or acquire businesses, technology or products that complement the business of the Company. No such investments or acquisitions are being negotiated as of the date of this document.

The Company's current foundries and the additional foundries that it is working to qualify are primarily located in the Far East, Europe and the Mid-East. Fluctuations in the value of the US dollar against local currencies could impact the price paid by the Company for its products.

In addition to adequate supply of the Company's products, PCs and graphics subsystems rely on a number of other components, produced by third parties. Any shortage of such components could adversely affect the Company's business and operating results.

Research and Development

The Company believes that a continued investment in engineering personnel and resources is critical to its ability to timely develop and introduce new products and allow it to become or to remain a leader in the markets in which it competes. This investment in the engineering personnel is viewed as critical to this effort and competition for attracting and retaining qualified personnel is intense. The Company conducts most of its product development in-house with an engineering staff of 50 personnel. The Company is currently working to further leverage its design resources by both jointly developing products with technology partners (the MPG9920 is an example of this joint development) and/or utilizing outside, third party contractors to assist in the development of new products and the portation of existing products to additional foundries.

The Company uses advanced workstations, dedicated simulators, and a variety of modeling and layout tools to design products. The engineers also use a high level design language in the development of products. The Company is committed to continuing to invest in state-of-the-art computer aided engineering (CAE) and computer aided design (CAD) tools, to enable its engineers to effectively and efficiently develop new products which are tested using a variety of hardware and software modeling simulations. Additional support related to software driver development and firmware are also located on-site to further enhance Tseng's ability to bring product to market in the quickest, most cost-efficient manner.

Once developed, the Company offers development kits to customers and potential customers to assist them in developing products based upon Tseng's technology.

The efforts of the Company resulted in the development of the ET6000 and its family of products along with its predecessor W32 and ET4000 product families. During 1995, 1994, and 1993 the Company spent approximately $3,440,000, $1,922,000 and $1,011,000, respectively, on research and development activities.

Competition

The Company competes in a highly competitive marketplace numbering some 50+ participants. The principal competitive factors in the market for PC enhancement products are price, performance, brand recognition, product quality, availability, breadth of product line, service and OEM support, the timing of new product introductions by the Company and its competitors and the emergence of new standards for graphics, multimedia and PCs. Price competition in the industry is intense and may increase.

The Company's principle competitors include S3, Inc., Cirrus Logic, Inc., ATI Technologies, Inc., Trident Microsystems, Inc. and Matrox, Inc. Many of the Company's competitors have greater financial resources, more extensive business experience and greater design, development, manufacturing, marketing and service capabilities than the Company. The rapid pace of technological change in the computer and computer enhancement market places a premium on such factors as the knowledge and experience of the Company's management and personnel and their ability to develop and improve products. For these reasons, the Company believes its future success to be directly linked to the development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market such products in a timely manner.

Licenses, Patents and Trademarks

Historically, the Company principally relied upon its advanced technological innovations to enable it to compete in the graphics accelerator market. The Company has recently applied for its first ever patent for certain proprietary functions included in the newly developed ET6000 series. No patents have been issued to the Company to date. The Company has attempted to protect its technologies and proprietary information through non-disclosure agreements with its customers, suppliers, employees, and consultants. The Company intends to attempt to aggressively protect its intellectual property.

The Company has been issued trademarks for UltraPak and EVA (an application of the ET2000 chip) and its ET3000, ET4000, ET4000/W32, W32i, and W32p-based chip and board products. The Company has also filed trademark registrations for its upcoming ET6000, VPR6000, and MPG9920 products. The Company believes that an active trademark program is important to developing and maintaining recognition in the market for its products.

Backlog

The Company's business, and to a large extent that of the entire semiconductor industry, is characterized by short lead-time orders and frequent cancellation, rescheduling and price negotiation of orders. Sales of the Company's products have been historically made pursuant to purchase orders that are cancelable, at the customers' option, without significant penalties. Because of the above factors, the Company does not believe that backlog is a meaningful indicator of sales in any future period.

Employees

As of March 1, 1996, the Company had 95 full-time employees. Of these, 9 were engaged in operations; 50 in product and software development; 17 in marketing, customer service and support; and 19 in management, administrative and financial positions.

Item 2.  Properties

The Company owns a building with 34,000 square feet in an industrial and office park in Newtown, Pennsylvania which is used as its advanced research and product development facility, as well as its principal executive office. The Company occupied this facility on February 1, 1992.

Item 3.  Legal Proceedings

In May 1993, two purported shareholders of the Company brought an action against the Company and certain of its executive officers in the United States District Court for the Eastern District of Pennsylvania, alleging that the defendants had issued false and misleading statements concerning the Company and thus had violated the federal securities laws and committed common law fraud and negligent misrepresentation. Subsequently, several other purported shareholders filed similar actions in the same forum against the Company and certain of its executive officers. The actions have been consolidated. On July 8, 1994, pursuant to stipulation, the Court certified a class for the federal securities law claims and dismissed the state law claims, without prejudice. Discovery had been completed and on August 21, 1995, the Company filed a motion for summary judgment seeking to dismiss the action in its entirety. On March 19, 1996, the Court ruled on the Company's motion and dismissed the action in its entirety. The Company had recorded the expense in defending these complaints on an as incurred basis.

Item 4.  Submission of Matters to a Vote of Security Holders

None.





                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholders Matters

The Company's Common Stock is traded over-the counter under the symbol "TSNG" There were approximately 1,361 holders of record of the Company's Common Stock as of February 29, 1996. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock, as reported by the National Quotation Bureau.

                                                Bid Prices
                                         --------------------------

                                            High             Low

               1994:

               First Quarter               $11.88           $8.88
               Second Quarter                9.38            6.63
               Third Quarter                 8.25            6.38
               Fourth Quarter                7.63            5.88


               1995:

               First Quarter             $  7.00            $5.63
               Second Quarter               9.50             6.25
               Third Quarter               10.75             6.75
               Fourth Quarter              10.63             7.50



On March 22, 1996, the closing bid price in the over-the-counter market of the Company's Common Stock, as reported by the National Quotation Bureau was $9.63. The high and low closing bid prices of the Company's Common Stock between January 1, 1996 and March 22, 1996 were $8.63 and $10.63 respectively.

In August 1995, the Company's Board of Directors voted to suspend the Company's quarterly cash dividend which had commenced in August 1993. Two dividends of $.05 per share were paid to holders of the Company's Common Stock in 1995 and four dividends of $.05 per share were paid in 1994. The Company does not anticipate paying cash dividends in the foreseeable future and currently intends, as most of its competitors currently do, to retain its cash and earnings for the development of its business.

Item 6. Selected Financial Data

                                                 Year End December 31
                                    -----------------------------------------
                                     (In thousands, except per share amounts)

                                 1995        1994       1993       1992        1991
                                 ----        -----      ----       ----        ----

 Revenues                       $39,277     $80,659    $75,526    $75,346     $60,998
 Net income                         477       9,272     10,782     14,120       9,801
 Net income per share               .03         .49        .56        .73         .52
 Working capital                 47,155      50,431     49,214     43,293      27,900
 Total assets                    64,671      65,819     64,434     56,256      37,389
 Long-term debt                      --          --         --         --          --
 Shareholders' equity            58,395      59,861     56,674     48,443      31,634
 Cash Dividends per share           .10         .20        .10         --          --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements in this section other than historical statements constitute forward looking statements and actual results could materially differ from those expressed in any forward looking statements by the Company. See "Factors That May Impact Results."

Results of Operations

Revenues for 1995 were $39,277,000 a 51% decrease from 1994 levels. The decrease in revenues was due primarily to significantly lower shipments of the Company's W32i-based products as these products reached maturation in a rapidly evolving personal computer marketplace. Sales of W32i-based products to one customer accounted for 42% of revenues in 1994. This entity discontinued its W32i-based computer systems in the first quarter of 1995. Higher sales of W32p-based products were not sufficient to offset lower unit shipments of the W32i and lower selling prices on all of the Company's graphics accelerator products. The Company introduced the first product of its third generation graphics and multimedia family, the ET6000, at Comdex in November 1995. This product family is not yet in full volume production. Due to short product design cycles in the computer industry as a whole, announced and anticipated new product introductions by competitors of the Company, and anticipated design changes from major customers, the Company expects pricing and competitive market pressures on existing products will continue to intensify and revenues and earnings will continue to be lower than 1995 levels unless and until the ET6000 becomes a commercially successful product. In addition, because of the risks in bringing new technologies to market and market acceptance of new products, in the production process of semiconductor devices, in the availability and cost of materials from the Company's suppliers and due to the competitive nature of the graphics and PC market, there can be no assurance that revenues and earnings from the ET6000 will be sufficient to return the Company's operating results to historic levels.

Revenues for 1994 and 1993 were $80,659,000 and $75,526,000, respectively. While sales only increased 6.8% between periods, the product mix comprising the sales changed significantly between years. The Company began a product transition late in the first quarter of 1993 when sales of the Company's first generation graphics accelerator product (the W32) began to contribute significantly to the Company's revenues. The W32 was the first in a family of products introduced by the Company to enhance video performance, especially in Microsoft Windows and other Graphical User Interface (GUI) applications. The Company also introduced its second generation accelerator products in 1993 and sales of the W32i and W32p contributed significantly to revenues late in the third and fourth quarters of 1993, respectively, and continued into 1994. For the years ended December 31, 1994 and 1993, sales of products of the full W32 family represented approximately 90% and 71% of total revenues, respectively. In 1994 alone, sales of the second generation accelerator products (W32i and W32p) represented approximately 85% of total revenues. Also contributing to revenues in 1994 was the Company's new video accelerator, VIPeR. Revenues based upon the newer technologies substantially replaced revenues based upon the Company's older ET4000-and W32-based technology. In addition to a change in the technology underlying the Company's products, there was a change in product mix between years. Unit shipments of the Company's VLSI graphics chips increased slightly in 1994. Sales of board level enhancement products continue to decrease primarily due to lower cost alternatives available in other markets including the Far Eastern markets. Average selling price on VLSI graphics chips also increased slightly in 1994 as lower average selling prices on the ET4000-and W32-based technology in 1994 were offset by higher selling prices for the Company's W32i
- -and W32p based family of products as well as the new VIPeR. The Company expects selling prices on existing technologies to continue to decrease as a result of the competitive nature of the graphics marketplace and the PC market as a whole.

Cost of sales as a percentage of revenues was 74% for 1995, 71% for 1994 and 69% for 1993. The increase in cost of sales in 1995 and 1994 is due to the fact that the impact of cost reduction programs on the W32i and W32p graphics accelerator products has not been sufficient to offset lower selling prices on all of the Company's products. Also contributing to the increase in 1995 was a one-time reserve of $735,000 recorded by the Company in the fourth quarter related to establishing a reserve for certain of its older technology-based inventory. In addition, because of the price competitive nature of the market, anticipated pricing pressures on mature products and the current volatility in the yen/dollar exchange rate, the Company expects increased pricing pressures impacting margins on its existing W32 product line.

In the future, the Company's gross margin percentages may be affected by factors including but not limited to increased competition and related decreases in unit average selling price (particularly with respect to mature products), timing of volume shipments of new products, the introduction of new products by competitors, the availability and cost of products from the Company's suppliers and changes in the mix of products sold and customers.

Research and development expense in 1995 was $3,440,000, a 79% increase from 1994. Research and development expense in 1994 was $1,922,000, a 90% increase from 1993. The increase in both periods is due primarily to increased personnel and outside consulting costs to support development of its third generation graphics products, including the ET6000, and due to the pursuit of new opportunities to expand the Company's product line to address multimedia applications. The Company expects that its research and development expenditures will continue to increase in 1996 as the Company attempts to develop products which respond to emerging markets in desktop PCs, home PCs and interactive communication markets.

Selling, general and administrative expenses were 16%, 8% and 8% of revenues in 1995, 1994 and 1993, respectively. The increase in 1995 is due primarily to both the fixed nature of certain of the Company's operating expenses and increased legal costs associated with the class action lawsuit referred to in Note 6 of the consolidated financial statements.

The Company's effective income tax rates were 17.6%, 35.8% and 34.2% for 1995, 1994 and 1993, respectively. The decrease in the effective tax rate in 1995 is primarily due to estimated research and development credits representing a higher percentage of pretax income. The increase in the effective tax rate in 1994 was primarily due to a higher effective state income tax.

Inflation is not expected to have an adverse significant impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements results primarily from cash on hand, operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's 1996 working capital requirements.

Total working capital was $47,155,000 and $50,431,000 at December 31, 1995 and 1994, respectively. The Company's cash and short-term investments increased to $39,214,000 at December 1995 from $38,542,000 at December 31, 1994. The increase is due primarily to the excess of cash generated from operations over that required to fund its capital requirements, stock repurchases, and dividend program. The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings on this line in 1995 or 1994.

The Company had capital expenditures of approximately $2,211,000 during 1995, related primarily to the purchase of equipment and software utilized in the Company's research and development activities. The Company expects its existing sources of liquidity to be sufficient to fund its 1996 working capital and capital expenditure requirements.

In order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company has considered and will continue to consider various possible transactions, including the use of "take or pay" contracts which commit the Company to purchase specified quantities of wafers over specified periods or the use of standby letters of credit to secure future capacity on a "take or pay" basis. In addition, a number of the Company's competitors have entered into various transactions to secure wafer capacity including equity investments in or advances to wafer foundries in exchange for guaranteed production, or the formation of joint ventures to own, construct or operate a wafer fabrication facility. The Company, to date, has not participated in advance funding or joint ventures and will continue to work to secure adequate capacity without such arrangements. Should the Company be required to enter into any of the above manufacturing arrangements to secure foundry capacity, such arrangements may require substantial capital investment, which may require the Company to seek additional equity or debt financing, and there can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms. In addition, the Company may, from time to time, as business conditions warrant, invest in or acquire businesses, technologies or products that complement the business of the Company. No such investments or acquisitions are being negotiated as of the date of this Form 10K.

Item 8. Consolidated Financial Statements and Supplementary Data

The index to the consolidated financial statements and financial statement schedule is listed in Item 14 on page 21.

Item 9. Disagreements with Accountants

None





                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of March 28, 1996 are set forth below:

Name                                        Age                        Position
- ----                                        ---                        --------

Jack Tseng                                  45                         Chairman and President

John A. Vigna                               44                         Executive Vice President,
                                                                       Chief Operating Officer and Director

David Kwok Ping Hui                         47                         Executive Vice President, Technology
                                                                       Officer and Director

Mark H. Karsch                              40                         Senior Vice President, Chief Financial
                                                                       Officer and Director

James E. Bauer                              45                         Senior Vice President, Sales and
                                                                       Marketing

Raymond Cheng                               41                         Vice President, Engineering and
                                                                       Product Development

Richard K. McDowell                         57                         Vice President, Production and
                                                                       Operations

Barbara J. Hawkins                          51                         Vice President and Chief
                                                                       Administrative Officer

John J. Gibbons                             57                         Vice Chairman

Mark Dorfman                                52                         Director

Christopher F. Sutphin                      59                         Director

Jack Tseng has been President (and, as such, serves as the Company's chief executive officer) and a Director of the Company since December 9, 1983. He also was Treasurer of the Company until December 1, 1986. He holds a Bachelor's Degree in Electrical Engineering.

John A. Vigna joined the Company as Executive Vice President and Chief Operating Officer in November 1995. Prior to joining the Company, Mr. Vigna served as Senior Vice President, Operations and Finance of Polygram Group Distribution from 1993 to 1995. From 1988 to 1992, Mr. Vigna held various management positions at Unisys Corporation, where he most recently served as Vice President of Business Development.

David Kwok Ping Hui has been Executive Vice President and Technology Officer since December 1995. Mr. Hui joined the Company in 1983 and had been an Executive Vice President of the Company from May 1991 to December 1995, prior to which time he was Senior Vice President responsible for Operations. Mr. Hui also serves on the board of Directors of Telan Corporation.

Mark H. Karsch has been Senior Vice President and Chief Financial Officer since December 1995. Mr. Karsch joined the Company in May 1991 as Senior Vice President, Finance and Administration. Prior to joining the Company, Mr. Karsch was a senior manager at Arthur Anderson LLP. Mr. Karsch had been with Arthur Anderson LLP since 1978.

James E. Bauer joined the Company in February 1996 as Senior Vice President, Sales and Marketing. From 1987 to January 1996, Mr. Bauer held several management positions at Swan Technologies, Inc., where he most recently served as Senior Vice President, Sales and Marketing.

Raymond Cheng has been Vice President, Engineering and Product Development since December 1995. Mr. Cheng joined the Company as Director of Engineering in September 1995. Prior to joining the Company, Mr. Cheng founded in 1992 a wholesale PC business which he operated through August 1995. Mr. Cheng served as the Engineering Design Manager of the ASIC Design Group for Digital Equipment Corp from 1987 to 1992.

Richard K. McDowell joined the Company in February 1996 as Vice President, Production and Operations. Mr. McDowell was Director of Operations of Hughes Network Systems from December 1994 to January 1996. From 1975 to 1995, Mr. McDowell held various management positions with Unisys Corporation, where he most recently served as a Director of Operations.

Barbara J. Hawkins has been Vice President and Chief Administrative Officer of the Company since December 1995. Ms. Hawkins had been Treasurer of the Company since December 1986.

John J. Gibbons has been a Director of the Company since December 1983, and served the Company as Chief Financial Officer from January 1989 to May 1991 and thereafter as Vice Chairman. Mr. Gibbons is a CPA and his prior background includes service as a Vice President of Industrial Valley Bank and as a senior audit manager with Arthur Andersen LLP.

Mark Dorfman is President of Mark Dorfman & Company, which is engaged in consulting and acquisition related activities. Mr. Dorfman was President of Quantum Development Corporation from February to September 1994. Prior to joining Quantum Development Corporation, Mr. Dorfman had been the Chief Operating Officer and Chief Financial Officer of Robec, Inc., a publicly-trade corporation, since January 1993, and has been the Vice President-Finance since December 1987. Mr. Dorfman was also a director of Robec.

Christopher F. Sutphin is President of C B Associates which is engaged in consulting, venture capital and real estate activities. Mr. Sutphin was Vice President of General Instrument from June 1987 to June 1990, and President of its Power Semiconductor Division from June 1987 to September 1990. Prior to that time, Mr. Sutphin was Senior Vice President of General Instrument's Components Group.

Item 11.  Executive Compensation

The following table summarizes all compensation paid to the Company's Chief Executive Officer and to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer for services rendered in all capacities to the Company during the fiscal 1995.

                           SUMMARY COMPENSATION TABLE



                                                               Long-Term
                                                              Compensation
                                   Annual Compensation           Awards
     Name and                      -------------------   ------------------------          All Other
     Principal Position             Year    Salary       Bonus(3)       Options(2)       Compensation(1)
     ------------------             ----    ---------    --------       ----------       ---------------
     Jack Tseng                     1995    $296,085      $71,005         150,000           $ 3,234
       President                    1994    $206,145      $20,225             --            $14,515
                                    1993    $189,242      $ 7,500             --            $13,603

     John J. Gibbons                1995    $116,249      $ 4,625          80,000           $ 3,234
        Vice Chairman               1994    $112,200      $14,925             --            $ 9,272
                                    1993    $102,706      $ 5,500             --            $ 8,055


     David Kwok Ping Hui            1995    $169,768      $ 6,100          90,000           $ 3,234
        Executive Vice              1994    $159,135      $19,925             --            $11,840
        President                   1993    $145,086      $ 7,500             --            $10,954

     Mark H. Karsch                 1995    $121,258      $ 4,625         60,000            $ 3,234
        Senior Vice                 1994    $116,952      $14,925             --            $ 9,499
        President,                  1993    $106,446      $ 5,500             --            $ 8,349
        Chief Financial
        Officer

     Barbara J. Hawkins             1995    $127,321      $ 6,100         90,000            $ 3,234
        Vice President,             1994    $123,604      $19,925             --            $ 9,821
        Chief Admin-                1993    $111,768      $ 7,500             --            $ 8,766
        istrative Officer


(1) Represents amounts contributed by the Company for such executives under the Company's 401(k) Profit Sharing Plan.

(2) There were no stock options granted to the named executive officers during 1994 and 1993.

(3) Pursuant to a study undertook by the Executive Compensation Committee completed during 1995, the base salary of Mr. Tseng was increased retroactive to January 1, 1994 to $250,000 and an additional bonus of $71,005 was awarded for 1994.

                                  STOCK OPTIONS

The following tables summarize options grant to, and exercises by, the Company's Chief Executive Officer and to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer during fiscal 1995, and the value of the options held by each such person at the end of fiscal 1995.

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                              Potential Realizable Value at
                                                                                               Assumed Rates of Stock Price
                                       Individual Grants                                     Appreciation for Option Term (4)
         -------------------------------------------------------------------------------     ---------------------------------
                                      % of Total
         Number of Securities           Options
              underlying                Granted            Exercise
                Options             to Employees in         Price           Expiration
Name          Granted (1)             Fiscal Year         ($/Sh) (2)         Date (3)             5% ($)           10% ($)
- ----     ------------------         ---------------       ----------      ------------          ---------        ---------

Jack           150,000                  12.2 %             $7.88            Nov. 7, 2005         $742,882        $1,882,608
Tseng

John J.         80,000                   6.5 %             $7.88            Nov. 7, 2005         $396,204        $1,004,058
Gibbons

David           90,000                   7.3 %             $7.88            Nov. 7, 2005         $445,729        $1,129,565
Kwok
Ping Hui

Mark H.         60,000                   4.9 %             $7.88            Nov. 7, 2005         $297,153          $753,043
Karsch

Barbara         90,000                    7.3%             $7.88            Nov. 7, 2005         $445,729        $1,129,565
H. Hawkins



(1) Options granted in fiscal 1995 vest one-year from the date of grant and become exercisable upon vesting.

(2) The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant.

(3) The options have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(4) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

                       AGGREGATED OPTION EXERCISES IN 1995

                           AND YEAR-END OPTION VALUES

                                                                                                     Value of
                                                                  Number of                         Unexercised
                                                                 Unexercised                       In-the-Money
                                                                 Options at                         Options at
                                                                1995 Year End                    1995 Year-End (1)
                    Shares                              -------------------------------    -----------------------------
                   Acquired
                      on              Value                Exer-            Unexer-            Exer-           Unexer-
Name               Exercise        Realized (1)           cisable           cisable           cisable          cisable
- -------------    -------------    ---------------       --------------    -------------    --------------    ------------

Jack Tseng                             $ --                  --                150,000       $  --              $225,000
                      --

John J.Gibbons        --               $ --                80,000               80,000       $  --              $120,000


David Kwok Ping Hui   --               $ --               110,000               90,000       $ 127,500          $135,000


Mark H. Karsch        --               $ --               115,000               60,000       $ 141,928          $ 90,000


Barbara J. Hawkins    --               $ --                90,000               90,000       $  --              $135,000




(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date or year-end, as the case may be, minus the exercise price.

Compensation Pursuant to Plans

The Company has adopted three Stock Option Plans (the 1984, 1991 and 1995 Stock Option Plans) (the "Plans") The 1995 Plan, subject to shareholder approval, provides for the grant of stock options to purchase up to 3,000,000 shares of the Company's Common Stock. The 1991 and 1984 Stock Option Plans provide for the grant of stock options to purchase an aggregate of 3,000,000 shares of the Company's Common Stock. Eligible participants under the Plans include officers and other key employees and consultants, as defined in the Plans.

Effective with the approval of the 1995 Plan, all three plans are administered by a Committee composed of non-employee directors. The 1991 and 1984 Plans had been administered by two Stock Option Committees. One Committee was composed of non-employee directors with respect to principal officers of the Company (as the term "officer" is defined in Rule 166-1(f) under the Securities Exchange Act of 1934, as amended), while the Committee with respect to non-principal officers was comprised of three directors who are also officers of the Company.

Under the 1995 and 1991 Stock Option Plans, the Company may grant non-qualified stock options, incentive stock options or a combination thereof. The 1984 Stock Option Plan provides only for the granting of non-qualified stock options. The option exercise price for both incentive and non-qualified stock options granted under the Plans may not be less than the fair market value of the Common Stock on the date the stock option is granted. To date, all grants under the Plans have been non-qualified stock options. Participants who receive non-qualified stock options will be deemed to receive taxable income at ordinary income rates upon exercise for the difference between the exercise price and the fair market value of the Company's Common Stock at the date of exercise.

At December 31, 1995, the Company had outstanding options to purchase an aggregate of 1,659,300 shares of Common Stock at exercise prices ranging from $3.00 to $13.75 per share, with a weighted average price per share exercise price of $7.89. A total of 2,676,493 shares of Common Stock are available for future issuance under the Plans.

Non-Employee Director Compensation

Directors who are not employees receive an annual retainer of $20,000 plus reimbursement for out-of-pocket expenses. The Company also has a stock option plan for non-employee directors ("Directors Plan") under which the outside directors are granted options at fair market value to purchase Common Stock. Directors receive options to purchase 20,000 shares of Common Stock upon their initial election to the Board and additional options for every two years of service on the Board. The options vest 50% at grant and 50% on the first anniversary of grant. At December 31, 1995, a maximum of 80,000 additional options may be granted under the plan. At December 31, 1995, 87,500 options were outstanding under the plan at an average exercise price of $10.59 per share. The outside directors exercised 2,500 options to acquire shares of the Company's Common Stock in 1993. There were no options exercised by outside directors in 1995 and 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table lists as of February 29, 1996 the number of shares of the Company's Common Stock beneficially owned by all persons known to the Company to be beneficial owners of more than 5% of the Company's Common Stock, by all directors and key personnel of the Company as a group, and the percentage of all outstanding shares held by such persons:

                                                     Amount
Name of Beneficial Owner (1)                         Beneficially Owned                 Percentage
- ---------------------------                          ------------------                 ----------

Jack and Fay Tseng                                   5,525,512  (2)(3)                  28.4%

Officers, Directors and Key Personnel                6,044,224  (1)(4)                  31.1%
as a group (9 persons)




(1) The address of all persons listed in this table is c/o 6 Terry Drive, Newtown, Pennsylvania 18940.

(2)  Shares are owned by Mr. and Mrs. Tseng as joint tenants.

(3) Includes 1,140,000 shares owned by Mr. and Mrs. Tseng's minor children as to which they disclaim beneficial ownership.

(4) Includes 502,500 shares subject to stock options exercisable on or within 60 days after March 31, 1996, respectively.


Item 13. Certain Relationships and Related Transactions

The Company has participated in a round of financing and has invested $818,000 in a minority interest in preferred stock of a start-up multimedia product company. The Company has also advanced this entity approximately $541,000 in the form of a secured interest bearing note and advance funded approximately $75,000 of customer receivables for this entity. The Company is carrying this investment at cost. This entity is in the start-up stage and is incurring operating losses. Sales to this entity were $180,000 in 1995.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


The following documents are filed as part of this report:                               Page
                                                                                        ----
(1)      Consolidated Financial Statements

         Report of Independent Public Accountants                                        F-1

         Consolidated Balance Sheets--December 31, 1995 and 1994                         F-2

         Consolidated Statements of Income-
         Years Ended December 31, 1995, 1994 and 1993                                    F-3

         Consolidated Statements of Shareholders' Equity-
         Years Ended December 31, 1995, 1994 and 1993                                    F-4

         Consolidated Statements of Cash Flows-
         Years Ended December 31, 1995, 1994 and 1993                                    F-5

         Notes to Consolidated  Financial Statements                                     F-6

(2)      Financial Statement Schedules

         Schedule II--Valuation and Qualifying Accounts                                 S-1

(3)      Exhibits

         *3-a.    Articles of Incorporation of  Registrant, as amended

         *3-b.    By-Laws of Registrant, as amended

         *   4.   Specimen of Common Stock Certificate

              9.  None

         **10-a.  Lease Agreement dated January 8, 1987, among Jeyan Boulton,
                  John Boulton and Tseng Labs, Inc.

         **10-b.  Tseng Labs, Inc. Nonqualified Stock Option Plan

         **10-c.  Agreement for Acquisition of Stock and Plan of Reorganization dated May 1,
                  1986, among Telan Corporation et al. and Tseng Labs, Inc., John J. Gibbons et. al

         **10-d.  Volume Sales Agreement dated August 1, 1986, between Tseng Labs, Inc.
                  and NEC Home Electronics (U.S.A.) Inc.

        ***10-e.  Tseng Labs, Inc. 1991 Stock Option Plan

        ***10-f.  Tseng Labs, Inc. 1991 Special Directors Stock Option Plan

           10-g.  Tseng Labs, Inc. 1995 Stock Option Plan

           11.    See Note 2 of Notes to Consolidated Financial Statements

           12.    Inapplicable


                                                                                                 Page
                                                                                                 ----

            13.   Inapplicable

            18.   None

            19.   None

            22.   The Company wholly owns Tseng International Labs, Inc. a Nevada corporation, and Tseng International Labs, Inc., a Delaware corporation.

            23.   Inapplicable

            24.   Inapplicable

          24.1    Consent of Independent Public Accountants                              S-2

            25.   Inapplicable

            28.   None

            29.   Inapplicable


- ---------------

* Exhibit incorporated by reference to Exhibit of the same number filed with the Registrant's. Registration Statement on Form 10.

** Exhibit incorporated by reference to Exhibit of the same number filed with Registrant's Form 10-K for year ended December 31, 1986.

*** Exhibit incorporated by reference to Exhibit of the same number filed with Registrant's Form 10-K for year ended December 31, 1991.

Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31,1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TSENG LABS, INC.

                              By:___________________________
                                 Jack Tseng, President

Dated March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                        Title                                       Date
- ----                                        -----                                       ----

____________________                        President and Director (Principal           March  28, 1996
Jack Tseng                                  Executive Officer


____________________
John A. Vigna                               Executive Vice President and                March  28, 1996
                                            Chief Operating Officer

____________________                        Vice Chairman and Director                  March  28, 1996
John J. Gibbons

____________________                        Executive Vice President and Director       March  28, 1996
David Kwok Ping Hui

____________________                        Chief Financial Officer and Director        March  28, 1996
Mark H. Karsch

____________________                        Vice President (Principal                   March  28, 1996
Barbara J. Hawkins                          Accounting Officer)

____________________                        Director                                    March  28, 1996
Mark Dorfman

____________________                        Director                                    March  28, 1996
Christopher F. Sutphin


                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tseng Labs, Inc:

We have audited the accompanying consolidated balances sheets of Tseng Labs, Inc. (a Utah corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tseng Labs, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

Philadelphia, Pa.
  February 8, 1996 (Except with respect to the matter discussed in Note 6, as to which the date is March 19, 1996)

                        TSENG LABS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                           December 31
                                                       -------------------

     ASSETS                                             1995         1994
     ------                                            ------       ------

     CURRENT ASSETS:

       Cash and cash equivalents                        $ 9,004    $37,142
       Short-term investments                            30,210      1,400

       Accounts receivable,net of
         allowance for
         doubtful accounts of $678 and
        $861 respectively                                 5,924     10,591
       Inventories                                        3,408      3,786

       Prepaid expense and other                          2,574      1,223
                                                         ------     ------
          Total current assets                           51,120     54,142
                                                         ------     ------

     PLANT AND EQUIPMENT:
       Land and buildings                                 2,715      2,552
       Equipment                                          8,721      6,708
       Furniture and fixtures                               586        551
                                                         ------     ------
                                                         12,022      9,811

     Less accumulated depreciation                       (4,326)    (3,246)
                                                         ------     ------
           Net plant and equipment                        7,696      6,565
                                                         ------     ------

     DEFERRED COSTS, net                                  3,817      3,644
                                                         ------     ------

     OTHER ASSETS                                         2,038      1,468
                                                         ------     ------

                                                        $64,671    $65,819
                                                         ======     ======

                                                          December 31
                                                      --------------------

    LIABILITIES AND SHAREHOLDERS'  EQUITY              1995         1994
                                                      ------       -------
    CURRENT LIABILITIES:
      Accounts payable                                $ 2,834       $ 3,138
      Accrued expenses                                  1,131           573
                                                       ------       -------
      Total current liabilities                         3,965         3,711
                                                       ------       -------

    DEFERRED INCOME TAXES                               2,311         2,247
                                                       ------       -------
    COMMITMENTS AND CONTINGENCIES (Note 6)

    SHAREHOLDERS' EQUITY:
      Common stock, $.005 par value
             authorized 50,000,000 shares;
             issued and outstanding 19,483,487
             shares in 1995 and 19,435,987
             shares in 1994                                97            97
      Additional paid-in-capital                       10,316         9,997
      Retained earnings                                52,625        54,039
                                                       ------       -------
                                                       63,038        64,133

      Less-Treasury stock at cost,
      519,250 and 459,250 shares, respectively         (4,643)       (4,272)
                                                       ------       -------
      Total shareholders' equity                       58,395        59,861
                                                       ------       -------
                                                      $64,671       $65,819
                                                      =======       =======

        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                   Year Ended December 31
                                           -----------------------------------
                                             1995          1994         1993
                                           -------       -------       -------

NET SALES                                  $39,277       $80,659       $75,526
COST OF SALES                               28,930        57,541        52,309
                                           -------       -------       -------
    Gross Profit                            10,347        23,118        23,217

RESEARCH AND DEVELOPMENT                     3,440         1,922         1,011

SELLING,GENERAL AND ADMINISTRATIVE           6,328         6,761         5,824
                                           -------       -------       -------

    Income before income taxes                 579        14,435        16,382

INCOME TAXES                                   102         5,163         5,600
                                           -------       -------       -------

NET INCOME                                 $   477       $ 9,272       $10,782
                                           =======       =======       =======

NET INCOME PER SHARE                       $   .03       $   .49       $   .56
                                           =======       =======       =======

WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING                        18,983        19,090        19,417
                                           =======       =======       =======

        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (In thousands, except share amounts)

                                                 Common Stock
                                            --------------------     Additional                           Total
                                                            Par        Paid-In   Retained   Treasury  Shareholders'
                                               Shares      Value       Capital   Earnings     Stock      Equity
                                            ----------    ------     ----------  --------   --------  -------------
BALANCE, JANUARY 1, 1993                    19,314,987    $   97       $ 8,684    $39,749     $(87)      $48,443
  Exercise of stock options                    118,500         -           915          -        -           915
  Tax benefit from exercise of
    nonqualified stock options                       -         -           379          -        -           379
  Cash dividends, $.10 per common share              -         -             -     (1,942)       -        (1,942)
  Purchase of treasury stock                         -         -             -              (1,903)       (1,903)
  Net income                                         -         -             -     10,782        -        10,782

                                            ----------    ------       -------    -------   -------      -------
BALANCE, DECEMBER 31, 1993                  19,433,487        97         9,978     48,589   (1,990)       56,674
  Exercise of stock options                      2,500         -            18          -        -            18
  Tax benefit from exercise of
    nonqualified stock options                       -         -             1          -        -             1
  Cash dividends, $.20 per common share              -         -             -     (3,822)       -        (3,822)
  Purchase of treasury stock                         -         -             -          -    (2,282)      (2,282)
  Net income                                         -         -             -      9,272         -        9,272

                                            ----------    ------       -------    -------   -------      -------
BALANCE, DECEMBER 31, 1994                  19,435,987        97         9,997     54,039    (4,272)      59,861
  Exercise of stock options                     47,500         -           292          -         -          292
  Tax benefit from exercise of
    nonqualified stock options                       -         -            27          -         -           27
  Cash dividends, $.10  per common share             -         -             -     (1,891)        -       (1,891)
  Purchase of treasury stock                         -         -             -          -      (371)        (371)
  Net income                                         -         -             -        477         -          477

                                            ----------    ------       -------    -------   -------      -------
BALANCE, DECEMBER 31, 1995                  19,483,487    $   97       $10,316    $52,625   $(4,643)     $58,395
                                            ==========    ======       =======    =======   =======      =======

                        TSENG LABS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                            Year Ended December 31
                                                       -------------------------------
                                                          1995        1994       1993
                                                          ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $    477    $  9,272    $ 10,782
Adjustments to reconcile net income to net
  cash provided by operating activities-
  Depreciation and amortization                           2,889       2,100       1,348
  Deferred income taxes                                      64         460         644
    (Increase) decrease in--
    Accounts receivable                                   4,667       3,952      (5,192)
    Inventories                                             378         144      (2,181)
    Prepaid expenses and other                           (1,324)        464      (1,063)
    Other assets                                           (570)       (710)       (579)
  Increase (decrease) in--
    Accounts payable                                       (304)     (2,523)        (35)
    Accrued income taxes                                     --          --        (554)
    Accrued expenses                                        558         261        (106)
                                                       --------    --------    --------
  Net cash provided by operating activities:              6,835      13,420       3,064
                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                        (2,211)     (2,118)     (1,795)
  Increase in deferred costs                             (1,982)     (1,702)     (1,926)
  Increase in short-term investments                    (28,810)     (1,400)          --
                                                       --------    --------    --------
Net cash used in investing activities                   (33,003)     (5,220)     (3,721)
                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                   292          19         915
  Dividends paid                                         (1,891)     (3,822)     (1,942)
  Purchase of treasury stock                               (371)     (2,282)     (1,903)
                                                       --------    --------    --------
Net cash (used in) provided by financing activities      (1,970)     (6,085)     (2,930)
                                                       --------    --------    --------
Net (decrease) increase in cash and cash equivalents    (28,138)      2,115      (3,587)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             37,142      35,027      38,614
                                                       --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $  9,004    $ 37,142    $ 35,027
                                                       ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the year for income taxes             $    707    $  3,502    $  6,180
                                                       ========    ========    ========

         The accompanying notes are an integral part of these statements

                        TSENG LABS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND:

Tseng Labs, Inc. is a developer of custom semiconductor devices and board level enhancement products that expand the graphics capabilities and performance of IBM and IBM-compatible personal computers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Tseng Labs, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues and expenses during a reporting period. The Company operates in very competitive and rapidly changing markets. Actual results could differ from management estimates.

Inventories

Inventories, which consist of materials, labor and overhead, are stated at the lower of weighted average cost or market and consist of the following (in thousands):

                                                     December 31
                                          -----------------------------------
                                             1995                       1994
                                             ----                       ----
Purchased parts                           $   662                    $ 3,379
Finished goods                              2,746                        407
                                          --------                  ---------
                                          $ 3,408                    $ 3,786
                                          =======                    =======

The Company recorded a charge to cost of sales in the fourth quarter of 1995 of approximately $735,000 related to a potential decline in value of certain older technology-based inventory.

Plant and Equipment

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building                          25 years
Equipment                         5-7 years
Furniture and Fixtures            10 years

Depreciation expense was $1,080,000, $862,000 and $523,000 in 1995, 1994, and
1993, respectively.

Deferred Costs

Research and development costs incurred in developing the Company's proprietary chips are charged to expense until technological feasibility has been established. Thereafter, all costs incurred in refining and testing the chips are capitalized. These deferred costs are amortized on a product-by-product basis over the estimated revenue stream of the related product. Management periodically evaluates whether factors indicate that there is an impairment of the deferred costs and, accordingly, the carrying value is adjusted to reflect such impairment, if any. During 1995, the Company wrote-off approximately $307,000 of deferred costs which were identified as not recoverable over the revenue stream of future generation products. Approximately $1,284,000 of the unamortized deferred costs at December 31, 1995, relate to products for which development has been completed and sales have commenced. Amortization was $1,451,000 in 1995, $1,238,000 in 1994, and $825,000 in 1993.

Net Income Per Share

Net income per share is computed using the treasury stock method based on the weighted average number of common stock and common stock equivalents outstanding during each year.

Cash and Short-Term Investments

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

The Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115) effective January 1, 1994. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1995, all of the Company's short-term investments were U.S. Government securities which have been classified as hold to maturity and reflected at amortized cost in the accompanying balance sheet. The estimated fair value of each investment approximated cost at December 31, 1995. There was no cumulative effect as a result of adopting SFAS No. 115 in 1994.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. By policy, the Company places its investments only with high-quality financial institutions and, other than U.S. government Treasury instruments, limits the amounts invested in any one institution or type of investment. Substantially all of the Company's accounts receivable are derived from sales to manufacturers of computer systems, subsystems and value-added resellers. The Company performs ongoing credit evaluations of its customers' financial condition. Approximately 59%, 43% and 41% of the Company's sales in 1995, 1994 and 1993, respectively, were export sales. To date, substantially all such sales have been in U.S. dollars. To reduce credit risk, the Company generally requires international customers to furnish letters of credit. Historically, the Company has not incurred material credit-related losses.

Revenue Recognition

Revenue is recognized upon product shipment. Accruals for estimated sales returns and allowances are recorded at the time of sale. Also included in revenues is interest income of $2,113,000, $1,241,000 and $881,000 for 1995,
1994 and 1993, respectively.

Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109. "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, the Company provides a deferred tax expense or benefit equal to the change in the deferred tax liability or asset during the year. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forward, if any.

Recently Issued Financial Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long-lived assets and certain intangibles to be disposed of. The Company is required to adopt SFAS No. 121 effective January 1, 1996. The adoption of SFAS No. 121 is not expected to have a material effect on the Company's financial condition or results of operation.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation." The Company's adoption of SFAS 123 in 1996 is not expected to have a material effect on the Company's financial position or results of operations, as the Company intends to continue to measure the compensation cost of stock option plans using the intrinsic value-based method.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

3. LINE OF CREDIT:

The Company has an unsecured $2,500,000 demand line of credit with a bank. The line bears interest at prime and places limits on, among other things, additional long-term debt, payment of dividends and capital expenditures. There were no borrowings under the line in 1995 and 1994.

4. INCOME TAXES:

As discussed in Note 2, the Company adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of the adoption was not material and, therefore, is not reported separately in the statement of income.

Income taxes are comprised of the following (in thousands):

Federal-                   1995               1994               1993
                           ----              -----               ----
 Current                 $    12            $ 4,167            $ 4,806
 Deferred                     64                388                519
                         -------            -------            -------
                              76              4,555              5,325
                         -------            -------            -------

State-
 Current                      26                536                150
 Deferred                      -                 72                125
                         -------            -------            -------
                              26                608                275
                         -------            -------            -------
                         $   102            $ 5,163            $ 5,600
                         =======            =======            =======

Income tax expense differs from the amount currently payable because certain revenues and expenses are reported in different periods for financial reporting and tax purposes. The principal differences involve the timing of deducting software development costs and different methods used in computing financial statement and tax depreciation.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                          1995      1994     1993
                                          ----      ----     ----

Federal statutory rate                    34.0%     35.0%    35.0%
State income taxes, net
of federal benefit                         3.0       2.7      1.1
Tax credits utilized                     (23.0)     (1.8)    (1.7)
Other                                      3.6      ( .1)    ( .2)
                                         -----      ----     ----
                                          17.6%     35.8%    34.2%
                                         =====      ====     ====




The Company's deferred tax assets, both individually and in the aggregate, are not material at December 31, 1995 and 1994.

5. STOCK OPTION PLANS:

During 1995, the Company adopted, subject to stockholder approval, the 1995 stock option plan which permits the issuance of either incentive or nonqualified stock options to employees and nonqualified options to key consultants. A maximum of 3,000,000 shares of common stock has been reserved for issuance under this plan. The Company also has two additional nonqualified stock option plans (the 1991 and 1984 stock option plans) under which a maximum of 3,000,000 shares of common stock have been reserved for issuance. Options under all three plans must be granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the plans become exercisable as determined by the Stock Option Committees of the Board of Directors at the time of the grant and may have terms extending to 10 years.

A summary of stock options activity related to these plans is as follows:

                                                                 Aggregate
Outstanding Options               Number        Price Range        Price
                                ---------     --------------   -----------
Balance, January 1, 1993          700,725     $ 2.66 - 14.00   $ 6,629,763
  Granted                         133,400      12.25 - 18.13     2,020,613
  Exercised                      (116,000)      3.00 - 14.50      (898,623)
  Canceled                           (125)      3.00 -  3.19          (922)
                                ---------     ------   -----   -----------
Balance, December 31, 1993        718,000       2.66 - 18.13     7,750,831
                                ---------     ------   -----   -----------
  Granted                          64,400       6.63 - 10.75       526,743
  Exercised                        (2,500)      7.38 - 11.88       (17,413)
  Canceled                        (29,000)     10.63 - 14.50      (371,010)
                                ---------     ------   -----   -----------
Balance, December 31, 1994        750,900       2.66 - 18.13     7,889,151
                                ---------     ------   -----   -----------
  Granted                       1,231,200       5.63 -  9.13     8,783,000
  Exercised                       (47,500)      3.00 -  5.63      (261,937)
  Canceled                       (275,000)      5.63 - 18.13    (3,312,092)
                                ---------     ------   -----   -----------
Balance, December 31, 1995      1,659,300     $ 3.00 - 13.75   $13,098,122
                                ---------     ------   -----   -----------

As of December 31, 1995, a maximum of 2,464,000 and 212,493 additional options may be granted under the 1995 and 1991 plans, respectively. No additional options may be granted under the 1984 plan. There were 832,400 options with an average exercise price of $7.65 per share exercisable at December 31, 1995. The options expire on various dates through 2005. In January 1995, the Company canceled and reissued 273,000 options which had been outstanding under the plans. These options had an average exercise price of $12.09 per share and represented all outstanding options under the 1991 plan held by non-officers of the Company. The re-issue price of the options was $5.625 per share.

In July 1991, the Board of Directors adopted the Special Directors Stock Option Plan, under which outside directors are granted options at fair market value to purchase common stock. Directors receive options upon their initial election to the Board and additional options for every two years of service on the Board. The options vest 50% at grant and 50% on the first anniversary of grant. A maximum of 200,000 shares have been reserved for grant under the plan. As of December 31, 1995, a maximum of 80,000 additional options may be granted under this plan. At December 31, 1995, 87,500 options were outstanding under the plan at an average exercise price of $10.59 per share. During 1993, the outside directors exercised options to acquire 2,500 shares of common stock at $6.875 per share. There were no options exercised in 1995 and 1994 by outside directors.

6. COMMITMENTS AND CONTINGENCIES:

During the three-year period ended December 31, 1995, the Company purchased all of its video graphics chips from one foundry. The Company is currently working to expand the number of foundries from which it purchases its video chips. The use of third parties to manufacture, package and test the Company's products involves a number of significant risks including, but not limited to, the absence of adequate capacity to produce the Company's products, unavailability of, or interruptions in access to the process technologies necessary to manufacture the Company's products, the absence of guaranteed manufacturing capacity and reduced control over delivery schedules, manufacturing yields and costs. The Company has various purchase commitments, including commitments to its foundries, at current market prices for materials and supplies used in the ordinary course of business.

In May 1993, two purported shareholders of the Company brought an action against the Company and certain of its executive officers in the United States District Court for the Eastern District of Pennsylvania, alleging that the defendants had issued false and misleading statements concerning the Company, and thus had violated the federal securities laws and committed common law fraud and negligent misrepresentation. Subsequently, several other purported shareholders filed similar actions in the same forum against the Company and certain of its executive officers. The actions have been consolidated. On July 8, 1994, pursuant to stipulation, the Court certified a class for the federal securities law claims and dismissed the state law claims, without prejudice. Discovery has been completed and on August 21, 1995, the Company filed a motion for summary judgment seeking to dismiss the action in its entirety. On March 19, 1996, the Court ruled on the Company's motion and dismissed the action in its entirety. The Company had recorded the expense of defending these claims on an as incurred basis.

In addition to the complaints discussed above, the Company is involved in certain legal actions and claims arising in the ordinary course of business. Management, after discussion with legal counsel, believes that the outcome of such litigation and claims will not have a material adverse effect on the Company's financial position.

7. EXPORT SALES AND MAJOR CUSTOMERS:

The Company's primary operations are located in the United States. The Company sells its products primarily into the personal computer market in the United States, Europe and Asia. Sales into the Asian market are primarily through six unaffiliated distributors. Total export sales, including sales to the distributors discussed above, were 59%, 43% and 41% of the Company's sales in 1995, 1994 and 1993, respectively. Two customers accounted for 37% and 30% of revenues in 1995 and 1993, respectively. One customer accounted for 42% of revenue in 1994.

8. RELATED-PARTY TRANSACTIONS:

The Company has participated in a round of financing and has invested $818,000 in a minority interest in preferred stock of a start-up multimedia product company. The Company has also advanced this entity $541,000 in the form of a secured interest bearing note and advance funded approximately $75,000 of customer receivables for this entity. The Company is carrying this investment at cost. This entity is in the start-up stage and is incurring operating losses. Sales to this entity were approximately $180,000 in 1995.

9. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1995 and 1994 are as follows:

                                   Quarter
                  ----------------------------------------

                   First     Second      Third     Fourth
                   -----     ------      -----     ------

                  (In thousands, except per share amounts)

     1995
     ----
Net sales        $ 11,980   $ 10,068   $  9,433   $  7,796
Cost of sales       8,036      7,309      6,973      6,612
Net income          1,056        304        100       (983)
Net income per        .06        .02        .01       (.05)
  share

     1994
     ----
Net sales        $ 21,944   $ 21,793   $ 19,270   $ 17,652
Cost of sales      16,438     15,596     14,018     11,489
Net income          2,277      2,616      2,002      2,377
Net income per        .12        .14        .11        .13
  share

                                                                     SCHEDULE II



                        TSENG LABS,INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                 (In thousands)

                                    Balance,         Charges                             Deductions       Balance,
                                    Beginning          to                                   from           End of
                                    of Period        Expense         Recoveries           Reserve          Period
                                    ---------        -------         ----------           -------          ------
December 31, 1995:
   Reserve for
      doubtful accounts             $ 861            $ 363           $    ---            $  (546)          $ 678
                                    -----            -----           --------            --------          -----



December 31, 1994:
    Reserve for
        doubtful accounts           $ 625            $ 871           $    ---            $  (635)          $ 861
                                    -----            -----           --------            --------          -----



December 31, 1993:
    Reserve for
        doubtful accounts           $ 380            $ 287           $   ---            $   (42)           $ 625
                                    -----            -----           --------            -------           -----



                               ARTHUR ANDERSEN LLP

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tseng Labs, Inc.:

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statements, file numbers 33-44112 and 33-44113, both dated November 18, 1991.

                                   ARTHUR ANDERSEN LLP

Philadelphia, Pa.
March 28, 1996