Form 10-Q
period 1996-03-31
TSENG LABS INC
filed 1996-05-15
CIK 741742

- -------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 1996
                               ------------------------------------------------

                                       or
[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number                            0-13502
                       --------------------------------------------------------

                                TSENG LABS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           UTAH                                          87-0391229
- -------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

        6 Terry Drive, Newtown, PA                                    18940
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

 Registrant's telephone number, including area code           (215) 968-0502


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                           X  Yes              No
                                          ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

                      Class - Common Stock, $.005 Par Value
- -------------------------------------------------------------------------------
                Outstanding at March 31, 1996 - 18,969,237 shares
- -------------------------------------------------------------------------------

This report includes a total of 9 pages.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                TSENG LABS, INC.
                                ----------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                 (In thousands)

                                                        March 31    December 31,
ASSETS                                                    1996           1995
- -------------------------------------------            ---------    ------------
                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $  7,192       $  9,004
  Short-term investments                                  30,071         30,210
  Accounts receivable, net                                 1,778          5,924
  Inventories                                              4,214          3,408
  Prepaid expenses and other                               3,495          2,574
                                                         -------        -------

               Total current assets                       46,750         51,120
                                                         -------        -------
PROPERTY AND EQUIPMENT, net of
  of accumulated depreciation
  of $4,680 and $4,326                                     8,336          7,696
                                                         -------        -------

DEFERRED COSTS, net                                        4,288          3,817
                                                         -------        -------

OTHER ASSETS                                               2,111          2,038
                                                         -------        -------

                                                        $ 61,485       $ 64,671
                                                         =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  1,702       $  2,834
  Accrued expenses                                           461          1,131
                                                         -------        -------

               Total current liabilities                   2,163          3,965
                                                         -------        -------

DEFERRED INCOME TAXES                                      2,311          2,311
                                                         -------        -------

SHAREHOLDERS' EQUITY:
  Common stock                                                97             97
  Additional paid-in capital                              10,348         10,316
  Retained earnings                                       51,209         52,625
  Treasury stock, at cost                                 (4,643)        (4,643)
                                                         -------        -------

                                                          57,011         58,395
                                                         -------        -------

                                                        $ 61,485       $ 64,671
                                                         =======        =======

                See accompanying notes to financial statements.

                                TSENG LABS, INC.
                                ----------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                    (In thousands, except per share amounts)

                                                          For the
                                                        Three Months
                                                           Ended
                                                          March 31
                                                  ----------------------
                                                    1996          1995
                                                  --------      --------
                                                        (Unaudited)

NET SALES                                         $  4,107      $ 11,482

COST OF SALES                                        3,830         8,036
                                                  --------      --------

          Gross Profit                                 277         3,446

RESEARCH AND DEVELOPMENT                             1,287           765

SELLING, GENERAL AND ADMINISTRATIVE                  1,625         1,559
                                                  --------      --------

OPERATING INCOME (LOSS)                             (2,635)        1,122

INTEREST INCOME                                        454           498
                                                  --------      --------

          Income (loss) before income taxes         (2,181)        1,620

INCOME TAXES                                          (764)          564
                                                  --------      --------

NET INCOME (LOSS)                                 $ (1,417)     $  1,056
                                                  ========      ========

NET INCOME (LOSS) PER SHARE                       $   (.07)     $    .06
                                                  ========      ========

Weighted Average Common and Common
     Equivalent Shares Outstanding                  18,967        18,965
                                                  ========      ========


                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 (In thousands)
                                                                   For the
                                                                Three Months
                                                                    Ended
                                                                  March 31
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                        $ (1,417)   $  1,056
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating activities -
      Depreciation and amortization                             540         555
      (Increase) decrease in -
        Accounts receivable                                   4,146       3,585
        Inventories                                            (806)        989
        Prepaid expenses and other                             (921)        211
        Other assets                                            (72)       (418)
      Increase (decrease) in -
        Accounts payable                                     (1,132)        104
        Accrued expenses                                       (670)        255
                                                           --------    --------
    Net cash (used in) provided by operating activities        (332)      6,337
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (994)       (330)
  Increase in deferred costs                                   (657)       (417)
  Decrease (increase) in short-term investments                 139     (24,889)
                                                           --------    --------
    Net cash used in investing activites                     (1,512)    (25,636)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                        32        --
  Purchase of Treasury stock                                   --          (371)
  Dividends paid                                               --          (946)
                                                           --------    --------
    Net cash (used in) provided by financing activities          32      (1,317)
                                                           --------    --------

Net decrease in cash and cash equivalents                    (1,812)    (20,616)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                9,004      38,542
                                                           --------    --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  7,192    $ 17,926
                                                           ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes             $   --      $    564
                                                           ========    ========


                 See accompanying notes to financial statements

1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:
   --------------------------------------------------------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, the results of operations and the changes in financial position for the periods presented.

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

2. NET INCOME (LOSS) PER SHARE:
   ----------------------------

Net income (loss) per share was computed using the weighted average number of common shares and share equivalents outstanding during the periods.


3. INVENTORIES:
   ------------

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                          March 31,         December 31,
                                            1996               1995
                                          ---------         ------------
                                                 (In Thousands)

Purchased parts                            $  668             $  662
Finished goods                              3,546              2,746
                                           ------             ------
                                           $4,214             $3,408
                                           ======             ======

4. SHORT-TERM INVESTMENTS
   ----------------------

In connection with its purchase of short-term investments, in 1995 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1996, all short-term investments have been classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, with coupon interest and dividends and discount and premium amortization included in income each period.

5. ADVANCES
   --------

Subsequent to March 31, 1996, the Company amended and expanded a secured agreement with the entity that designed, manufactures and markets MDRAM. Under the expanded agreement, the Company advanced this entity $6,500,000 in the form of a secured, interest bearing loan. The note has a term of 24 months, with $5,000,000 subject to call at the Company's option in November 1996. The Company has the right, at its option, to convert a portion of the advance into equity at valuations specified in the agreement. Advances to this entity were approximately $803,000 at March 31, 1996.

6. RECLASSIFICATIONS
   -----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

7. NEW ACCOUNTING PRONOUNCEMENTS
   -----------------------------

Effective January 1, 1996, the Company adopted Statement of Accounting Standards Nos. 121 and 123. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
- ---------------------

Revenues for the three months ended March 31, 1996 were $4,107,000, a 64% decrease from the corresponding period in 1995. The decrease in revenues in the three-month period ended March 31, 1996 was primarily due to lower shipments and selling prices of the Company's second generation accelerator products as these products reached maturation in a rapidly evolving personal computer marketplace. The Company had previously announced its focus on its next generation of graphic accelerator, the ET6000. In mid-March 1996, the Company announced the first customer shipments of the ET6000 to customers in the Early Adopter Program. As such, the first quarter of 1996 included only initial shipments of the new product. Because of the risks in bringing new technologies to market, in the production process of custom integrated circuits, and the competitive nature of the graphics market as a whole, there can be no assurance that revenues and earnings from the ET6000 will be sufficient to return the Company's operating results to historic levels.

Sales to two OEM customers represented approximately 54% and 36% of the Company's revenues in the three-month periods ended March 31, 1996 and 1995, respectively.

Cost of sales as a percentage of revenues increased to 93% of revenues in the three-month period ended March 31, 1996 from 70% in the corresponding period in 1995. The increase between periods is largely due to lower margins on older products due to significant competitive pressures on these products and a write-down of $600,000 on older technology based inventory. Because of the price competitive nature of the market and anticipated pricing pressures on mature products, the Company expects increased pricing pressures impacting margins on its existing W32 product line.

Research and development expense increased by 68% in the three month period ended March 31, 1996 when compared to the corresponding period in 1995. This increase is due primarily to increased personnel to support the development of the ET6000 family of graphics accelerators, and the pursuit of new opportunities to expand the Company's line of products addressing multimedia and communications applications. The Company currently expects that its research and development expenditures will continue to increase as the Company continues to attempt to respond to both shorter product life cycles in the graphics and PC market as a whole and develop new technologies to address multimedia and communications applications.

Operating expenses increased to 40% of revenues in the three-month period ended March 31, 1996 from 14% in the corresponding period in 1995. The increase is due to lower revenue levels between periods, increased investments in personnel to enhance the Company's operations, marketing and sales efforts, and the fixed nature of certain of the Company's operating expenses.

The Company's effective income tax rate was a benefit if 35% for the three-month period ended March 31, 1996, compared to an expense of 35% in the corresponding period in 1995. The primary reason for the change is the difference in pretax income between periods.

Inflation is not expected to have a significant adverse impact on the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's ability to generate cash adequate to meet its requirements results primarily from operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's short-term working capital requirements. Total working capital was $44,587,000 and $47,155,000 at March 31, 1996 and December 31, 1995, respectively. The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings under this line in the during the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

On March 22, 1996, the plaintiffs in the Class Action lawsuit filed against the Company in May 1993 filed a notice of appeal with the United Stated Court of Appeals for the Third Circuit of Judge Robert Kelly's motion for Summary Judgment which dismissed the case in its entirety. The Company is confident that the Court of Appeals will affirm the District Court's summary judgment order that there is no merit to the allegations in the complaint.



Item 6.  Exhibits and Reports on Report 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q:

               None

         (b) Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TSENG LABS, INC.




Dated: May 14, 1996                               /s/JACK TSENG
                                                  -------------
                                                  Jack H-N Tseng
                                                  Chairman, President and CEO


Dated: May 14, 1996                               /s/JOHN A. VIGNA
                                                  ----------------
                                                  John A. Vigna
                                                  Executive Vice President
                                                  Chief Operating Officer

Dated: May 14, 1996                               /s/MARK H. KARSCH
                                                  -----------------
                                                  Mark H. Karsch
                                                  Senior Vice President
                                                  Chief Financial Officer

Dated: May 14, 1996                               /s/BARBARA J. HAWKINS
                                                  ---------------------
                                                  Barbara J. Hawkins
                                                  Vice President
                                                  Chief Administrative Officer