Form 10-Q
period 1996-06-30
TSENG LABS INC
filed 1996-08-14
CIK 741742

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended              June 30, 1996
                               ----------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 of 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                        to
                               ----------------------    --------------------

Commission file number                     0-13502
                       ------------------------------------------------------

                                TSENG LABS, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            UTAH                                           87-0391229
- ----------------------------                   ------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

6 Terry Drive, Newtown, PA                                  18940
- -----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

 Registrant's telephone number, including area code      (215) 968-0502
                                                    -------------------------
`
- -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                       /X/ Yes      / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

                      Class - Common Stock, $.005 Par Value
- -----------------------------------------------------------------------------
                Outstanding at June 30, 1996 - 19,034,637 shares
- -----------------------------------------------------------------------------

This report includes a total of 11 pages.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                TSENG LABS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      June 30       December 31,
ASSETS                                                 1996            1995
- ------                                                -------         -------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 1,844         $ 9,004
  Short-term investments                               25,496          30,210
  Accounts receivable, net                              5,009           5,924
  Inventories                                           3,548           3,408
  Prepaid expenses and other                            3,300           1,771
                                                      -------         -------
               Total current assets                    39,197          50,317
                                                      -------         -------
PROPERTY AND EQUIPMENT, net of
  of accumulated depreciation
  of $5,040 and $4,326                                  8,811           7,696
                                                      -------         -------
DEFERRED COSTS, net                                     5,166           3,817
                                                      -------         -------
NOTES RECEIVABLE                                        6,500             803
                                                      -------         -------
OTHER ASSETS                                            2,135           2,038
                                                      -------         -------
                                                      $61,809         $64,671
                                                      =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                    $ 2,380         $ 2,834
  Accrued expenses                                        658           1,131
                                                      -------         -------
               Total current liabilities                3,038           3,965
                                                      -------         -------
DEFERRED INCOME TAXES                                   2,311           2,311
                                                      -------         -------
SHAREHOLDERS' EQUITY:
  Common stock                                             98              97
  Additional paid-in capital                           10,828          10,316
  Retained earnings                                    50,177          52,625
  Treasury stock, at cost                              (4,643)         (4,643)
                                                      -------         -------
                                                       56,460          58,395
                                                      -------         -------
                                                      $61,809         $64,671
                                                      =======         =======

                See accompanying notes to financial statements.

                                TSENG LABS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                For the
                                                              Three Months
                                                                 Ended
                                                                June 30
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
                                                              (Unaudited)
NET SALES                                              $  6,744        $  9,498

COST OF SALES                                             5,515           7,309
                                                       --------        --------

          Gross Profit                                    1,229           2,189

RESEARCH AND DEVELOPMENT                                  1,193             712

SELLING, GENERAL AND ADMINISTRATIVE                       1,989           1,612
                                                       --------        --------

OPERATING INCOME (LOSS)                                  (1,953)           (135)

INTEREST INCOME                                             367             570
                                                       --------        --------

          Income (loss) before income taxes              (1,586)            435

INCOME TAXES (BENEFIT)                                     (555)            131
                                                       --------        --------

NET INCOME (LOSS)                                      $ (1,031)       $    304
                                                       ========        ========

NET INCOME (LOSS) PER SHARE                            $   (.05)       $    .02
                                                       ========        ========

Weighted Average Common and Common
     Equivalent Shares Outstanding                       18,988          18,988
                                                       ========        ========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                           For the
                                                          Six Months
                                                            Ended
                                                           June 30
                                                  ------------------------
                                                    1996            1995
                                                  --------        --------
                                                        (Unaudited)
NET SALES                                         $ 10,851        $ 20,980

COST OF SALES                                        9,345          15,345
                                                  --------        --------

          Gross Profit                               1,506           5,635

RESEARCH AND DEVELOPMENT                             2,480           1,477

SELLING, GENERAL AND ADMINISTRATIVE                  3,614           3,171
                                                  --------        --------

OPERATING INCOME (LOSS)                             (4,588)            987

INTEREST INCOME                                        821           1,068
                                                  --------        --------

          Income (loss) before income taxes         (3,767)          2,055

INCOME TAXES (BENEFIT)                              (1,319)            695
                                                  --------        --------

NET INCOME (LOSS)                                 $ (2,448)       $  1,360
                                                  ========        ========

NET INCOME (LOSS) PER SHARE                       $   (.13)       $    .07
                                                  ========        ========

Weighted Average Common and Common
     Equivalent Shares Outstanding                  18,978          18,977
                                                  ========        ========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        For the
                                                                       Six Months
                                                                         Ended
                                                                        March 31
                                                               ------------------------
                                                                 1996            1995
                                                               ---------       --------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                            $ (2,448)       $  1,360
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating activities -
      Depreciation and amortization                               1,179           1,139
      (Increase) decrease in -
        Accounts receivable                                         915           3,564
        Inventories                                                (140)           (763)
        Prepaid expenses and other                               (1,626)             89
        Other assets                                                (96)           (588)
      Increase (decrease) in -
        Accounts payable                                           (454)           (842)
        Accrued expenses                                           (473)            429
                                                               --------        --------
    Net cash (used in) provided by operating activities          (3,143)          4,388
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (1,829)         (1,116)
  Increase in deferred costs                                     (1,717)           (869)
  Decrease (increase) in short-term investments                   4,714         (29,780)
  Increase in notes receivable                                   (5,697)           --
                                                               --------        --------
    Net cash used in investing activites                         (4,529)        (31,765)
                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                           512             105
  Purchase of Treasury stock                                       --              (371)
  Dividends paid                                                   --            (1,890)
                                                               --------        --------
    Net cash (used in) provided by financing activities             512          (2,156)
                                                               --------        --------

Net decrease in cash and cash equivalents                        (7,160)        (29,533)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    9,004          38,542
                                                               --------        --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  1,844        $  9,009
                                                               ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                 $   --          $  1,443
                                                               ========        ========

                 See accompanying notes to financial statements

1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations and the changes in financial position for the periods presented.

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


3. INVENTORIES:

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                  June 30,   December 31,
                                   1996         1995
                                  ------       ------
                                     (In Thousands)
Purchased parts                   $1,526       $  662
Finished goods                     2,022        2,746
                                  ------       ------
                                  $3,548       $3,408
                                  ======       ======

4. SHORT-TERM INVESTMENTS

In connection with its purchase of short-term investments, in 1995 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 1996, all short-term investments have been classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, with coupon interest and dividends and discount and premium amortization included in income each period.

5. ADVANCES

During the quarter ending June 30, 1996, the Company amended and expanded a secured agreement with the entity that designed, manufactures and markets MDRAM. Under the expanded agreement, the Company advanced this entity $6,500,000 in the form of a secured, interest bearing loan. The note has a term of 24 months, with $5,000,000 subject to call at the Company's option in November 1996. The Company has the right, at its option, to convert a portion of the advance into equity at valuations specified in the agreement. Advances to this entity were approximately $803,000 at March 31, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three-and six-month periods ended June 30, 1996 were $6,744,000 and $10,851,000, 29% and 48% reductions from the corresponding periods in 1995. The decrease in both periods was due to anticipated lower shipments and selling prices for the Company's second generation accelerator products as these products reached maturation in a rapidly evolving personal computer market.

The 64% increase in revenues during the three months ended June 30, 1996 as compared to the first quarter of 1996 reflects initial volume shipments of the ET6000 which commenced late in the June quarter.

Sales to three customers represented approximately 57% and 61% of the Company's revenues in the three-and six-month periods ended June 30, 1996. Sales to three customers represented approximately 49% of sales in the three-month period ended June 30, 1995, and sales to two customers represented approximately 31% of revenues for the six-month period ended June 30, 1995.

Cost of sales as a percentage of revenues increased to 82% and 86% of revenues in the three-and six-month periods ended June 30, 1996 from 77% and 73%, respectively, in the corresponding periods in 1995. The increase between periods is largely due to lower margins on older products due to significant competitive pressures on these products and a $600,000 write-down on older technology based inventory recorded in the first quarter of 1996. While the Company expects margins to increase in the third quarter of 1996 as sales of the ET6000-based products are expected to increase, the markets in which the Company competes continue to be very competitive and the Company expects pricing pressures to continue and possibly intensify in these markets.

Research and development expense increased by 68% in both the three-and six-month periods ended June 30, 1996 when compared to the corresponding periods in 1995. This increase is due primarily to increased personnel to support the development of the ET6000 family of graphics accelerators, and the pursuit of new opportunities to expand the Company's line of products addressing multimedia and communications applications. The Company currently expects that its research and development expenditures will continue to increase as the Company continues to attempt to respond to both shorter product life cycles in the graphics and PC market as a whole and develop new technologies to address multimedia and communications applications.

Operating expenses increased to 29% and 33% of revenues in the three-and six-month periods ended June 30, 1996 from 16% and 14% in the corresponding periods in 1995. The increase is due to lower revenue levels between periods, increased investments in personnel to enhance the Company's operations, marketing and sales efforts, and the fixed nature of certain of the Company's operating expenses.

The Company's effective income tax rate was a benefit of 35% for the three-and six-month periods ended June 30, 1996, compared to an expense of 35% in the corresponding periods in 1995. The primary reason for the change is the difference in pretax income between periods.

Inflation is not expected to have a significant adverse impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements results primarily from operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's short-term working capital requirements. Total working capital was $36,159,000 and $46,352,000 at June 30, 1996 and December 31, 1995, respectively. The decrease in working capital was caused primarily by the Company's investment in facilities, equipment and tools to enhance its advanced research and product development facilities, systems and functions and its secured advance to the entity that designs, manufactures and markets MDRAM (see Note 5 to financial statements). The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings under this line in the during the three months ended June 30, 1996.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Report 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q:

               None

         (b) Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TSENG LABS, INC.


Dated:  August 14, 1996                 By: /s/ Jack H-N Tseng
                                           ----------------------------------
                                                 Jack H-N Tseng
                                                 Chairman, President and CEO



Dated:  August 14, 1996                 By: /s/ John A. Vigna
                                            ---------------------------------
                                                 John A. Vigna
                                                 Executive Vice President
                                                 Chief Operating Officer

Dated:  August 14, 1996                 By: /s/ Mark H. Karsch
                                            ---------------------------------
                                                 Mark H. Karsch
                                                 Senior Vice President
                                                 Chief Financial Officer


Dated:  August 14, 1996                 By: /s/ Barbara J. Hawkins
                                            ---------------------------------
                                                 Barbara J. Hawkins
                                                 Vice President
                                                 Chief Administrative Officer