Form 10-Q
period 1996-09-30
TSENG LABS INC
filed 1996-11-14
CIK 741742

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               September 30, 1996
                               ------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                            0-13502
                       --------------------------------------------------------

                                TSENG LABS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              UTAH                                     87-0391229
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  6 Terry Drive, Newtown, PA                              18940
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code           (215) 968-0502
                                                   -----------------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                [X]  Yes            [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

                      Class - Common Stock, $.005 Par Value
--------------------------------------------------------------------------------
              Outstanding at September 30, 1996 - 19,047,338 shares
--------------------------------------------------------------------------------

This report includes a total of 10 pages.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                TSENG LABS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          September 30          December 31,
ASSETS                                                       1996                  1995
--------------------------------------------------        ------------          -----------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $       4,692        $       9,004
  Short-term investments                                       17,011               30,210
  Accounts receivable, net                                      8,744                5,924
  Inventories                                                   3,725                3,408
  Prepaid expenses and other                                    3,428                1,771
                                                          ------------          -----------

               Total current assets                            37,600               50,317
                                                          ------------          -----------

PROPERTY AND EQUIPMENT, net of
  of accumulated depreciation
  of $5,399 and $4,326                                          9,138                7,696
                                                          ------------          -----------

DEFERRED COSTS, net                                             5,119                3,817
                                                          ------------          -----------

NOTES RECEIVABLE                                                6,499                  803
                                                          ------------          -----------

OTHER ASSETS                                                    2,104                2,038
                                                          ------------          -----------

                                                        $      60,460        $      64,671
                                                          ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                      $       1,012        $       2,834
  Accrued expenses                                                895                1,131
                                                          ------------          -----------

               Total current liabilities                        1,907                3,965
                                                          ------------          -----------

DEFERRED INCOME TAXES                                           2,311                2,311
                                                          ------------          -----------

SHAREHOLDERS' EQUITY:
  Common stock                                                     98                   97
  Additional paid-in capital                                   11,073               10,316
  Retained earnings                                            49,714               52,625
  Treasury stock, at cost                                      (4,643)              (4,643)
                                                          ------------          -----------

                                                               56,242               58,395
                                                          ------------          -----------

                                                        $      60,460        $      64,671
                                                          ============          ===========

                 See accompanying notes to financial statements.

                                TSENG LABS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                                                 For the
                                                                               Three Months
                                                                                  Ended
                                                                               September 30
                                                                  ---------------------------------------
                                                                     1996                       1995
                                                                  ------------               ------------
                                                                               (Unaudited)

NET SALES                                                      $       12,360              $       8,880

COST OF SALES                                                           9,694                      6,973
                                                                  ------------               ------------

          Gross Profit                                                  2,666                      1,907

RESEARCH AND DEVELOPMENT                                                1,771                        787

SELLING, GENERAL AND ADMINISTRATIVE                                     1,909                      1,543
                                                                  ------------               ------------

OPERATING INCOME (LOSS)                                                (1,014)                      (423)

INTEREST INCOME                                                           292                        553
                                                                  ------------               ------------

          Income (loss) before income taxes                              (722)                       130

INCOME TAXES (BENEFIT)                                                   (259)                        30
                                                                  ------------               ------------

NET INCOME (LOSS)                                              $         (463)             $         100
                                                                  ============               ============

NET INCOME (LOSS) PER SHARE                                    $         (.02)          $            .01
                                                                  ============               ============

Weighted Average Common and Common
     Equivalent Shares Outstanding                                     19,047                     19,028
                                                                  ============               ============


                 See accompanying notes to financial statements

                                TSENG LABS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                                                 For the
                                                                               Nine Months
                                                                                  Ended
                                                                               September 30
                                                                  ---------------------------------------
                                                                     1996                       1995
                                                                  ------------               ------------
                                                                               (Unaudited)

NET SALES                                                      $       23,211              $      29,860

COST OF SALES                                                          19,039                     22,318
                                                                  ------------               ------------

          Gross Profit                                                  4,172                      7,542

RESEARCH AND DEVELOPMENT                                                4,357                      2,264

SELLING, GENERAL AND ADMINISTRATIVE                                     5,417                      4,714
                                                                  ------------               ------------

OPERATING INCOME (LOSS)                                                (5,602)                       564

INTEREST INCOME                                                         1,113                      1,621
                                                                  ------------               ------------

          Income (loss) before income taxes                            (4,489)                     2,185

INCOME TAXES (BENEFIT)                                                 (1,578)                       725
                                                                  ------------               ------------

NET INCOME (LOSS)                                              $       (2,911)             $       1,460
                                                                  ============               ============

NET INCOME (LOSS) PER SHARE                                    $         (.15)             $         .08
                                                                  ============               ============

Weighted Average Common and Common
     Equivalent Shares Outstanding                                     19,001                     18,994
                                                                  ============               ============


                 See accompanying notes to financial statements

                                TSENG LABS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     For the
                                                                                   Nine Months
                                                                                      Ended
                                                                                  September 30
                                                                           ----------------------------
                                                                            1996              1995
                                                                           ---------          ---------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $   (2,911)       $     1,460
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating activities -
      Depreciation and amortization                                           2,000              1,941
      (Increase) decrease in -
        Accounts receivable                                                  (2,820)             2,359
        Inventories                                                            (317)            (1,288)
        Prepaid expenses and other                                           (1,657)               371
        Other assets                                                            (65)              (626)
      Increase (decrease) in -
        Accounts payable                                                     (1,822)            (1,598)
        Accrued expenses                                                       (236)               369
                                                                           ---------          ---------
    Net cash (used in) provided by operating activities                      (7,828)             2,988
                                                                           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (2,515)            (1,598)
  Increase in deferred costs                                                 (2,229)            (1,584)
  Decrease (increase) in short-term investments                              13,199            (30,325)
  Increase in notes receivable                                               (5,697)                --
                                                                           ---------          ---------
    Net cash provided by (used in) investing activites                        2,758            (33,507)
                                                                           ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                       758                178
  Purchase of Treasury stock                                                     --               (371)
  Dividends paid                                                                 --             (1,890)
                                                                           ---------          ---------
    Net cash  provided by (used in) financing activities                        758             (2,083)
                                                                           ---------          ---------

Net decrease in cash and cash equivalents                                    (4,312)           (32,602)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                9,004             38,542
                                                                           ---------          ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    4,692        $     5,940
                                                                           =========          =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                           $       --        $       675
                                                                           =========          =========


                 See accompanying notes to financial statements

1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations and the changes in financial position for the periods presented.

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

3. INVENTORIES:

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                            September 30,           December 31,
                                                 1996                   1995
                                              ---------               -------
                                                        (In Thousands)

Purchased parts                               $   1,012               $   662
Finished goods                                    2,713                 2,746
                                              ---------               -------
                                              $   3,725               $ 3,408
                                              =========               =======

4. SHORT-TERM INVESTMENTS

In connection with its purchase of short-term investments, in 1995 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 1996, all short-term investments have been classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, with coupon interest and dividends and discount and premium amortization included in income each period.

5. RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

6. NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1996, the Company adopted Statement of Accounting Standards Nos. 121 and 123. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1996 were $12,360,000, a 39% increase from the corresponding period in 1995. The revenue growth was due to a full quarter of shipments of the Company's ET6000 graphics chip, which offset anticipated lower demand for the Company's older second generation accelerator products. The Company began volume shipments of the ET6000 late in the second quarter of 1996. Higher shipments of the ET6000 during the September quarter contributed to an 83% increase in revenues from the immediately preceding 1996 quarter. While sales in the current quarter increased over both prior year and prior quarter levels, the ET6000-based solutions are high performance solutions competing in a mature and price competitive 2D graphics market. The Company anticipates that there will be continued pressure to further reduce prices for 2D graphics products and solutions. The Company has implemented a program to reduce the total cost of ET6000 based solutions but does not expect to realize the full benefit of this effort in the fourth quarter of 1996. Accordingly, it is likely that fourth quarter 1996 revenues and operating margins will be below third quarter 1996 levels. In addition, because of the competitive nature of the 2D graphics market, there can be no assurance that the Company will achieve the necessary long-term price reductions to maintain and/or increase unit shipments of the ET6000. It should be recognized that the Company has focused considerable resources on developing product for the emerging 3D graphics and multimedia markets.

Revenues for the nine months ended September 30, 1996 were $23,211,000, a 22% reduction from the corresponding period in 1995. The decrease was due to a product transition during which sales of ET6000-based products were not sufficient to offset anticipated lower sales and selling prices for the Company's second generation accelerator products.

Sales to two customers represented approximately 46% and 43% of the Company's revenues in the three-and nine-month periods ended September 30, 1996. Sales to two customers represented approximately 53% and 30% of the Company's revenues in the corresponding periods in 1995.

Cost of sales as a percentage of revenues was 78% and 79% in the three-month periods ended September 30, 1996 and 1995, and 82% and 75% in the nine-month periods ended September 30, 1996 and 1995, respectively. While margins in the three-month periods ended September 30, 1996 and 1995 remained relatively constant, the product mix changed substantially, with margins on ET6000 products in the 1996 quarter replacing margins generated by the Company's second generation accelerator products during the corresponding period in 1995. The increase in costs as a percentage of revenue in the nine-month period ended September 30, 1996, when compared to the corresponding period in 1995, is due to lower margins on older products which represented a significant percentage of total sales in the first half of 1996 and a $600,000 write-down on older technology based inventory recorded in the first quarter of 1996. As discussed above, the Company expects pricing pressures to intensify in the 2D graphics market.

Research and development expense increased by 125% and 92% in both the three-and nine-month periods ended September 30, 1996 when compared to the corresponding periods in 1995. This increase is due primarily to increased personnel to support the development of the ET6000 family of 2D and 3D graphics accelerators, the cost of licensing certain technologies included in the Company's products, and the pursuit of new opportunities to expand the Company's line of products addressing multimedia and communications applications. The Company currently expects that its research and development expenditures will continue to increase as the Company continues to attempt to respond to both shorter life cycles in the graphics and PC market as a whole and develop new technologies to address multimedia and communications applications.

Operating expenses decreased to 15% of revenues in the three-month period ended September 30, 1996 from 17% in the corresponding prior year period. The decrease is due to the higher revenue levels between periods and the fixed nature of certain of the Company's operating expenses. Operating expenses increased to 23% of revenues in the nine-month period ended September 30, 1996 from 16% in the corresponding period in 1995. The increase is due to lower revenue levels between periods, increased investments in personnel to enhance the Company's operations, marketing and sales efforts, and the fixed nature of certain of the Company's operating expenses.

The Company's effective income tax rate was a benefit of 36% and 35% in the three- and nine-month periods ended September 30, 1996 compared to an expense of 23% and 33% in the corresponding periods of 1996. The primary reason for the change is the difference in pretax income levels between periods.

Inflation is not expected to have a significant adverse impact on the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements results primarily from operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's short-term working capital requirements. Total working capital was $35,693,000 and $46,352,000 at September 30, 1996 and December 31, 1995, respectively. The decrease in working capital was caused primarily by the Company's investment in facilities, equipment and tools to enhance its advanced research and product development facilities, systems and functions and its secured advance to the entity that designs, manufactures and markets specialty graphics memory. The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings under this line during the three months ended September 30, 1996.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Report 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q:

             None

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TSENG LABS, INC.


Dated:  November 14, 1996                     By:   /s/JACK TSENG
                                                    ----------------------------
                                                    Jack H-N Tseng
                                                    Chairman, President and CEO



Dated:  November 14, 1996                     By:   /s/JOHN A. VIGNA
                                                    ----------------------------
                                                    John A. Vigna
                                                    Executive Vice President
                                                    Chief Operating Officer

Dated:  November 14, 1996                     By:   /s/MARK H. KARSCH
                                                    ----------------------------
                                                    Mark H. Karsch
                                                    Senior Vice President
                                                    Chief Financial Officer


Dated:  November 14, 1996                     By:   /s/BARBARA J. HAWKINS
                                                    ----------------------------
                                                    Barbara J. Hawkins
                                                    Vice President
                                                    Chief Administrative Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TSENG LABS, INC.


Dated:  November 14, 1996                     By:
                                                    ----------------------------
                                                    Jack H-N Tseng
                                                    Chairman, President and CEO



Dated:  November 14, 1996                     By:
                                                    ----------------------------
                                                    John A. Vigna
                                                    Executive Vice President
                                                    Chief Operating Officer

Dated:  November 14, 1996                     By:
                                                    ----------------------------
                                                    Mark H. Karsch
                                                    Senior Vice President
                                                    Chief Financial Officer


Dated:  November 14, 1996                     By:
                                                    ----------------------------
                                                    Barbara J. Hawkins
                                                    Vice President
                                                    Chief Administrative Officer