Form 10-K
period 1996-12-31
TSENG LABS INC
filed 1997-03-31
CIK 741742

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1996
                         ------------------------------------------------------

                                            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to ________________________

Commission file Number                    6-13502
                      ---------------------------------------------------------

                                Tseng Labs, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                        87-0391229
------------------------------------          ---------------------------------
State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification No.)

         6 Terry Drive, Newtown, Pennsylvania                         18940
-----------------------------------------------------          ----------------
       (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (215) 968-0502
                                                   -------------------

Securities registered pursuant to Section 12(b) of the Act :

                                                Name of each exchange on
         Title of each class                        which registered
------------------------------------     --------------------------------------

               NONE
------------------------------------     --------------------------------------


------------------------------------     --------------------------------------


------------------------------------     --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.005 par value per share

-------------------------------------------------------------------------------
                                (Title of class)

-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (see definition in Rule 405, 17 CFR 230.405.)

===============================================================================

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

-------------------------------------------------------------------------------
                   (Applicable Only To Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.*

-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCES


List hereunder the following documents if incorporated by reference and the Part of the Form 10- K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      None

*As of February 28, 1997, 19,084,837 common shares were outstanding. The aggregate market value of the 13,697,813 common shares outstanding (based upon the average of the closing price of these shares as of February 28, 1997, as reported by NASDAQ) and held by non-affiliates was $49,654,572.

This report (including Exhibits) contains 37 pages.

The index to Exhibits starts on page 21.

                                     PART I

Item 1.  Business

General

Tseng Labs, Inc. ("Tseng" or the "Company") is a designer and supplier of high performance video graphic controller chips. The Company's accelerators are designed to enhance the personal computer's (PC(TM)) performance by off-loading the graphics and video functions from the Central Processing Unit (CPU) to the accelerator chip. By working in conjunction with the personal computer's CPU, the graphic accelerator can offer significant improvement to the quality of the graphics and also improve the system's overall performance.

Incorporated in 1983, Tseng has built a long-standing reputation as an innovative company offering technological advancements and reliable products to the graphics market. This reputation has resulted in Original Equipment Manufacturers (OEM) agreements with some of the most respected names in the computer industry.

Tseng has long been considered a pioneer in the graphics market. The Company successfully introduced the ET4000(TM) chip set in 1989. The ET4000 has the distinction of being the most successful SVGA controller in history. Following the debut of the ET4000, the Company offered a series of products designed to accentuate its video capabilities and performance. The result was the systematic introduction of the W32(TM), W32i(TM), W32p(TM) and the Video Image Processor (VIPeR(TM)). The Company began shipping the current generation 128-bit ET6000(TM) in 1996. In response to the growing demand for greater multimedia capabilities and 3D graphics performance in the consumer marketplace, Tseng announced during the fourth quarter of 1996, a significant write-off of its investment in 2D products and a refocus of its research and development efforts on the 3D graphics market. The Company is currently working to complete development of its first 3D graphics product.


Markets and Products

PC Graphics Since VGA

Following the advent of the IBM PS/2(TM) series of personal computers in 1987, the era of video graphics array (VGA(TM)) arrived. Tseng Labs, on the strength of its fast response to VGA with its ET3000(TM) controller, quickly became recognized as a leader in the market of VGA-compatible video graphics products. Operating at 640x480 screen resolution with 16 to 256 colors and a refresh rate of 60Hz, VGA greatly improved the productivity of the PC user. Microsoft had recently introduced Windows(R) 3.0, a graphical user interface (GUI) that made PC applications easier to use. By depicting common tasks and applications as small graphical images, or icons, Windows provided a more user-friendly environment to interact with the PC. A mouse or other pointing device was used in combination with the keyboard to select particular applications to launch or documents to open. The ability to efficiently manage these graphic images on-screen became extremely important following the introduction of Windows. With this new user interface to the PC came the desire for greater graphics drawing speed and higher screen resolutions. These requirements placed a heavy burden upon the resources of the CPU, however. Subsequently, graphic chips represented a way to utilize the new interface while maintaining the speed and power of the system. While the VGA standard represented a quantum leap ahead of its predecessors, it had its own set of limitations, which drove graphic companies in search of a higher standard. The VGA standard became the building block for the next generation of graphic controllers, the Super VGA (SVGA(TM)).

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

Introduced in 1989, the ET4000 grew to become one of the single highest volume SVGA-compatible devices ever produced, permitting 1024x768 resolution at 256 colors, while using low cost DRAM. In addition, the low cost ET4000-based adapters were capable of displaying 16.8 million colors simultaneously, allowing for "true color" imaging on a low cost adapter. The ET4000 was the first SVGA class device to be connected to the CPU directly, which is now referred to as a "local bus" implementation. With a properly designed graphics chip, local bus provides the CPU with far greater access to the graphics memory, increasing the performance of the entire display subsystem. The ET4000 was noticeably faster than other SVGA chips, allowing the CPU to write to the video card without losing access time to the video memory, known as "wait states," typical in previous technology.

As the popularity of Microsoft Windows increased, the need for higher performance graphics solutions became more apparent. Although Windows significantly improved the PC's ease of use, it also diminished the processing power available to applications, since the CPU was required to manage this highly graphical operating environment. The Company, along with other graphics companies, realized that as more applications made use of the Windows GUI, the demand for high performance, high resolution graphics solutions would continue to grow. The graphics industry saw an opportunity in providing high resolution and color while improving performance by reassigning Windows GUI tasks to the graphics chip, freeing the CPU from these tasks and accelerating the entire system.

The Company responded with the ET4000/W32, which retained full compatibility with the ET4000 software, but increased it from a 16-bit to a 32-bit local bus which was more appropriate for 486 CPU designs. The W32 allowed the CPU to write to the video memory at the same or faster rates than to its own system memory, and included an ability to power Windows and other applications between four and ten times faster than the acceleration of the original ET4000. Because of its price/performance value, the W32 was integrated onto the system motherboards of a number of leading OEMs.

Windows Acceleration for 2D and Developing 3D

The market demand for performance graphics increased substantially as the popularity of Microsoft's Windows 3.0 and follow-up Windows 3.1 continued to grow. Many manufacturers of PCs chose to bundle Windows, or other GUI software package such as OS/2(R), with every system. An explosion of high-resolution and high-color applications authored for Windows occurred. By the end of 1992, the best selling DOS applications in word processing, spreadsheets, graphics and desktop publishing among others, had been re-written to support the Windows GUI application interface. PC users benefited from this trend by having a multitude of applications that ran in higher resolution and/or higher color modes. However, as the graphical environment became important, so did the need for increasingly powerful graphics hardware to maintain the users' expectation for GUI application performance.

Tseng Labs introduced the W32i and the W32p in 1993 to address this demand for increased Windows graphics acceleration. The W32i and W32p delivered increased performance, resolution and color, and higher levels of integration to reduce system chip count and cost. The W32i was the direct replacement for the W32 on OEM designs. The W32p delivered the memory interface of the W32i with the direct connection of PCI local bus architecture, an emerging industry standard. Both the W32i and the W32p enhanced graphic systems performance by using an approach known as memory interleaving that doubled the graphics processing power of the device. The original W32 chip provided a 32-bit path between the graphics controller and its memory. The W32i and W32p used memory interleaving to effectively double the path to 64-bits, with only a minimum incremental cost to deliver the enhanced performance. With interleaving, the W32i and W32p could process 64-bits of graphic data in the same time that the original W32 could process 32-bits of graphic data.

In 1995, the Windows95(TM) operating system was introduced by Microsoft. Windows95 provided a number of enhancements over Windows 3.x, including faster access to graphics and video hardware. Traditionally, game and entertainment titles depended on fast graphics performance driven by real-time input from a mouse, joystick, or other device to maintain the illusion of realism. These title developers largely avoided porting their products from DOS to Windows, unable to accept the performance penalty Windows' GDI (Graphics Device Interface) imposed. By accessing the PC graphics hardware directly under DOS, interactive titles achieved the performance they needed but lost the hardware independence that Windows provided. Windows95 offered the best of both worlds and represented an innovative departure from the traditional GUI as a "layer" between user and the operating system.

Windows95 offered application developers access to a set of programming interfaces that provide a thin layer of abstraction over graphics and multimedia hardware acceleration features. Writing to this set of interfaces, known as DirectX(TM), gives applications high performance and hardware independence as well as access to other Windows95 features. This performance boost allowed Windows95 to be positioned as a compelling multimedia operating system for the growing consumer PC market, as well as for professional use. In late 1995, game developers began releasing the first wave of titles to take advantage of DirectX. As this list of software continues to grow, the Company believes that the demand for graphics solutions that are optimized for Windows95 performance will continue to increase.

In November 1995, the Company responded with the introduction of the ET6000 during Fall Comdex, and was awarded "Best of Comdex" in the Sound and Display category. The ET6000 was a state-of-the-art 128-bit graphics and multimedia engine that integrates a 2D graphics accelerator, a high quality video processor, a revolutionary interface to Multibank(TM) DRAM (MDRAM) and PCI bus interface. Optimized for Windows95 graphics performance, the ET6000 was designed to offer high resolution and color without system performance degradation. The ET6000 also continues the Company's trend of integrating technology by bringing two important circuits, the RAMDAC and clock generator inside a single chip, positioning the Company to more effectively compete with a number of its competitors who currently offer this level of integration.

To complement the ET6000 chip's internal video processing engine and to reduce the required components for multimedia video applications, the Company introduced the VPR6000(TM) video image processor. The VPR6000 captures digitized video input, optionally scaling it for transfer to the ET6000 over the Company's high speed, proprietary Image Memory Access (IMA(TM)) multimedia bus. The VPR6000 was designed to allow OEMs to create feature-rich, PCI compliant, low cost multimedia solutions on a single add-in card. The Company began shipping the ET6000 and VPR6000 in 1996.


Video, Multimedia, and Entertainment

Advancing technologies including faster microprocessors and higher performance memory have allowed microcomputers to perform more than traditional data processing applications. Multimedia is the mixing of entertainment, communications, and data processing capabilities. The majority of multimedia solutions combine traditional communications, productivity, information, education and entertainment applications in new ways. In both engineering effort and market demand, multimedia represents a challenge and an opportunity for growth for the Company.

The Company has continued to develop technology that responds to the trend toward more feature-oriented computer systems. All of the members of the W32 family of graphic controllers include two input paths to the display memory. The first path is for CPU bus data, and is standard on most SVGA and GUI accelerator chips. The second path is proprietary to the Company and is called Image Memory Access (IMA) bus. IMA architecture allows video input from a live TV source or multimedia coprocessor directly into the display memory. In 1994, the Company provided the VIPeR chip as an IMA bus device to handle display and capture of live motion video, and to accelerate compressed motion video playback from single-chip MPEG decoders. Based on a format defined by the Motion Picture Experts Group, MPEG compression was a good solution for storing high quality video, and quickly became a defacto industry standard. The high quality video scaling VIPeR allowed decompressed MPEG images to be enlarged and displayed without the blocky video artifacts often found in competitive graphics products. The VIPeR allowed motion data to be dynamically sized in a window in real time, requiring no recalculation time by the system CPU - meaning that proportional resizing of the video image window was virtually instantaneous. The video image window can be adjusted for brightness, contrast, and saturation, and also coexist on-screen with traditional data processing applications. VIPeR's video input port and scaling processor also provided a cost-effective and high-quality solution for displaying broadcast television in a window on the PC. In 1995 the Company introduced the VIPeR f/x which delivered higher resolution for video display, among other enhancements. VIPeR and VIPeR f/x were designed for use primarily with the W32 family of accelerators.

The current generation MPEG compression standard enables feature film motion pictures to be compressed onto CD-ROMs, and applications for this enhanced MPEG technology include home entertainment, education, information kiosks, and others. The Company believes that the market demand for higher quality display will favor this currently emerging standard, called MPEG-2. The new standard provides for greater data throughput resulting in a smoother, more realistic video, and MPEG-2 has been chosen as the video compression method for the recently announced DVD (Digital Versatile Disk) standard. DVD based video can be combined with more traditional graphics and live video in new ways to deliver compelling multimedia solutions for next generation PCs. The Company believes the ET6000 and VPR6000 family of products is well suited for these solutions due to its high memory bandwidth, high resolution display capability, 128-bit GUI accelerator, and integrated video processor for display of multiple scaled video windows. The VPR6100(TM) was introduced in 1996 as a socket-compatible enhancement to the VPR6000, providing better synchronization to external devices and higher quality display. In January, 1997 the Company participated in an announcement by Microsoft Corp. detailing plans to make personal computers more interactive by integrating them with television. Reference designs using the ET6000 and VPR6100 to deliver these features are currently available from the Company.


3D Graphics for the PC

Driven primarily by the wealth of exciting games available for the PC, 3D graphics has emerged as a defining feature of the new wave of graphics accelerators. PC games have evolved considerably over the years, and will continue to place greater 3D and 2D performance demands on PC processors and graphics engines. Other entertainment and business applications such as VRML visualization, 3D presentations and GUIs, training tools and others will also move into the mainstream to take advantage of the advances in 3D technology, but games more than any other application will continue to drive the innovation of 3D features in future graphics accelerator chips.

As the trend towards first person action games on the PC increased, so did the need for fast frame rates to sustain the illusion of reality. Early titles traded image complexity for speed, realizing that without sufficient frame rate, the illusion of reality would be lost. With increasing processor speeds to calculate and render changing scenes, and faster graphics engines to push pixels to the screen, developers were able to improve image quality without sacrificing frame rate. Games emerged that provided an enhanced sensation of depth by allowing the user to travel "into" the game, turning corners, climbing stairs, etc. These "2 1/2D" games delivered high frame rates and an added depth element, often at the expense of high quality scenery. Other titles used the improved imaging horsepower to model more complex and life-like background scenes, while limiting the ability of the user to enter the scene, and perhaps limiting frame rate as well. Animation, video, and high resolution graphics can be used separately or in combination to achieve these results.

The first wave of true 3D games created scenes modeled from individual objects, allowing those objects to be rotated and transformed frame by frame. This gives the user not only a more accurate perception of depth but the ability to move completely into a scene and around objects, emulating a true three-dimensional environment. These objects typically are described as a collection of triangles. Smaller triangles used to compose an object create a finer three dimensional granularity, providing a more realistic view of the object as it is undergoes transformation scene by scene. The next wave of 3D games will rely on a greater number of smaller triangles per frame to improve image quality, demanding system performance that allows fast processing, or rendering of many triangles per scene. Advanced triangle rendering techniques such as texture mapping, perspective correction and filtering will deliver enhanced image quality. Intel's announcement of the Advanced Graphics Port (AGP) promises to provide a high bandwidth, dedicated channel to access texture maps and accelerate rendering of 3D objects. Faster and more powerful Pentium(TM) and Pentium Pro(TM) microprocessors featuring MMX instruction set enhancements are challenging game and entertainment developers to incorporate higher quality audio and video content into new titles. Microsoft's DirectX provides a widely accepted, high performance API set for applications integrating 2D, 3D, live and compressed video. These industry standards are enabling a broad market for high performance, demanding entertainment and business applications. To power this next wave of rich 3D and multimedia enabled titles requires more than a first generation 3D controller.

In November, 1996 the Company announced its plans for a family of 3D graphics accelerators to address the expanding needs of the next generation of 3D titles. Developed around its award-winning ET6000(TM) 2D graphics and video accelerator, the first of the new 3D processors called the ET6300(TM) enhances the industry-leading Windows95 performance and video processing capabilities of the ET6000 while adding critical 3D features lacking in competitive first generation 3D graphics devices. Featuring an integrated triangle setup engine with floating point support, bus mastering command list interface and advanced rendering support, the ET6300 has been designed to accelerate the next generation of demanding game and entertainment applications. Additional 3D plans announced by the Company include support for Intel's AGP standard.

ET3000, ET4000, W32, W32i, W32p, ET4000/W32, ET6000, ET6300, VPR6000 and VPR6100
are trademarks of Tseng Labs, Inc., Indeo, Peripheral Component Interconnect
(PCI) and Pentium are trademarks of Intel Corporation, Video for Windows, Windows 3.0, Windows 3.1, Windows95 and DirectX are trademarks of Microsoft Corporation, Personal Computer, PS/2, Enhanced Graphics Adapter (EGA), Video Graphics Array (VGA) are trademarks of IBM Corporation, Motion Pictures Experts Group (MPEG-1 and MPEG-2, respectively) are trademarks of Motion Pictures Expert Group, Multibank is a trademark of Mosys Corporation. Other brands and names are properties of their respective companies.


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

The Company incurred an operating loss in 1996 and is continuing to operate at a loss. In addition, the Company is expending significant additional resources to complete development of its first 3D graphics product. While the effort to complete development of this product is ongoing, because of the risks involved in bringing new technologies to market, in the production process of custom integrated circuits, and the competitive nature of the graphics market as a whole, there can be no assurance that revenues and earnings from this product will be sufficient to return the Company to profitability.

The Company's historical operating results have been, and its future operating results may be, subject to fluctuations, including quarterly fluctuations due to a variety of factors including, but not limited to, changes in pricing policies by the Company or its competitors, including anticipated and unanticipated decreases in average unit selling prices, concentration of a high percentage of total sales in a few significant customers, gain or loss of significant customers, cancellations or rescheduling of orders by customers, changes in product or customer mix, new product introductions and acceptance by the Company or its competitors, market acceptance of new or enhanced versions of the Company's or competitors' products, strengths or weaknesses in the overall markets in which the Company competes and seasonal demand. In addition, because the Company must order product and build inventory substantially in advance of customer orders and product shipments and because the markets for the Company's products are volatile and subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products which could adversely impact operating results.

The semiconductor industry as a whole is characterized by a high percentage of total sales in a quarter occurring in the third month of a quarter. Historically, based upon customer demand, the Company has shipped more product in the third month of each quarter than in either of the first two months. In addition, shipments in the third month are often higher at the end of the month. Accordingly, a disruption at the end of a quarter of either production or shipping could materially impact operating results in that quarter. In addition, such concentration can cause difficulties in both forecasting production requirements for a product and/or forecasting operating results for a quarter.

The Company currently relies on outside foundries, packaging houses and test houses for the manufacturing of its semiconductor devices. The use of third parties involves many significant risks including, but not limited to, the absence of adequate capacity to produce the Company's products, unavailability of, or interruptions in access to the process technologies necessary to manufacture the Company's products, the absence of guaranteed manufacturing capacity, reduced control over delivery schedules, manufacturing yields and costs. The Company may be required to qualify a number of foundries to provide adequate production capacities for the Company's new products. However, the qualification process and production ramp-up is a complex process and could take longer than anticipated and there can be no assurance that such foundries will be able or willing to produce parts in quantities, in the time frames and at the price necessary to satisfy both the Company and customer requirements. In addition, customers may be unable or unwilling to qualify parts from multiple sources. The inability to meet customer requirements and price points for delivery of products could adversely impact future operating results.

In addition to the risks associated with delivery of the Company's products, the PC and the graphics subsystem rely on a number of component parts produced by third parties. Any shortage of such components could adversely affect the Company's business and operating results. Also, the Company's ET6000 and upcoming first generation 3D product have been designed to attempt to optimize the additional memory bandwidth of MDRAM by Mosys, Inc. Mosys, Inc. is also a "fabless" semiconductor supplier and may be subject to risks similar to the Company with respect to many of the business risks discussed above including, but not limited to, reliance on outside foundries. In addition, market acceptance of the Company's products may be adversely affected if the cost and availability of MDRAM is not competitive with other types of memory available for use in graphics subsystems. To date, Siemens AG is the only major supplier of memory which has announced plans to produce and directly market MDRAM. Any shortage of components used in the PC or graphics subsystem could affect the Company's operating results.

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

Internationally, the Company operates an Asian sales and support office located in Taipei, Taiwan with local distributors located in Hong Kong, Japan, Korea, Singapore, as well as Taiwan. The European customers are serviced using a direct sales force based at the Company's headquarters and manufacturers representatives located in Belgium, Germany, and the United Kingdom.

As the Company's customer base has largely become OEM and add-in board manufacturers, it has discontinued sales through distribution of its own brand name products. The Company promotes the acceptance and use of its products through direct contact with potential customers, coverage in trade and press articles, and participation in industry trade shows.

During 1996 and 1995, sales to the Company's two largest customers accounted for 38%, and 37%, respectively, of the Company's revenues. Sales to one customer represented 42% of revenues in 1994. This customer did not contribute significantly to revenues in 1996 or 1995. In addition, sales to unaffiliated distributors, primarily in the Far East, accounted for 12%, 12% and 9% of total revenues for 1996, 1995, and 1994, respectively. (see Note 9 to the Company's consolidated financial statements). The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. Sales to these customers can fluctuate significantly from quarter to quarter. In addition, orders from these customers may be subject to cancellation or rescheduling. There can be no assurance that loss or significant fluctuations in quarterly sales to the Company's significant customers (including but not limited to canceling and/or rescheduling orders) may not adversely impact the Company's operating results in the future.

Total export sales, including those to the Far East distributors, represented approximately 43%, 59%, and 43% of revenues during 1996, 1995, and 1994, respectively. As a significant portion of the Company's sales are export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the US dollar which could increase the sales price in local currencies of the Company's products in foreign markets, tariffs, and other barriers and restrictions and the burden of complying with a wide variety of foreign laws.


Product Support and Service

The Company believes that customer service and technical support are of paramount importance in obtaining and preserving a competitive advantage in the graphics accelerator market. To that end, the Company provides technical support to its OEM and add-in board manufacturers through support staffs located in its Newtown headquarters and in its Taiwan office. Additional support for the Company's products is provided by manufacturers representatives and distributors. Tseng also offers support via an electronic bulletin board service, a site on the internet, evaluation boards, product design support and demonstration software. Additionally, the Company provides application design support and upgrading of customer software. By providing the latest enhancements for its products through software upgrades, the Company can extend the life and value of its products to the customer.

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


Manufacturing

Historically, the Company has purchased all of its product from one foundry. The Company is attempting to implement a strategy for major new products of utilizing a number of qualified foundries that it believes provide the technology, capacity, quality and cost required to support production of that product. The Company's products are manufactured utilizing CMOS processes and current products utilize line geometrics as small as 0.6 micron. New products are expected to utilize line geometrics starting at 0.35 micron. Most of the Company's new products are manufactured using advanced triple or quadruple metal processes. The Company has an on-going program of evaluating foundries with even smaller geometries for future products. While the Company's strategy is to develop multiple sources for its major new products to reduce its dependency on any single foundry, improve its flexibility to respond to customer requirements, increase the Company's ability to fulfill customer requirements, and gain greater control over its production costs, the Company has not qualified second sources for certain of its products. In addition, new products (including the ET6000) are typically produced initially by a single foundry until alternate sources can be qualified. The Company currently does not have long-term contractual supply agreements with its foundries. Historically, the Company has conducted its business with its foundries by written purchase orders which cover a period or range of periods. Should a foundry terminate its relationship with the Company, or its supply from a foundry be interrupted for any other reason, the Company may not be able to replace, on a timely basis, the production loss from this foundry.

The Company is working with existing foundries to insure adequate production capacity for existing and new products and is evaluating the qualification of new foundries to provide additional manufacturing capacity for its products. If there are significant delays in qualifying new foundries, shipments of products could be delayed, which could adversely affect operating results.

Prior to 1995, the Company's foundry also performed the packaging and testing functions necessary to deliver finished, tested parts to the Company. The Company paid only for finished, tested parts meeting predetermined specifications. In 1995, the Company began purchasing product in wafer and "known good die" forms and managed the subcontracting by third parties of the assembly and test process. In 1996, the Company purchased the majority of its product in wafer or "known good die" form and anticipates that it will continue purchasing new products in wafer or "known good die" form. In the assembly process, wafers are tested in accordance with predetermined specifications established by the Company and assembled into packaged parts. The packaged parts are again tested to the Company's specifications. Product returns to date have not been significant.

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

The Company's current foundries and the additional foundries that it is working to qualify are primarily located in the Far East and Europe. Fluctuations in the value of the US dollar against local currencies could impact the price paid by the Company for its products.


Research and Development

The Company believes that a continued investment in engineering personnel and resources is critical to its ability to timely develop and introduce new products. This investment in the engineering personnel is viewed as critical to this effort and competition for attracting and retaining qualified personnel is intense. The Company conducts most of its product development in-house with an engineering staff which consisted of 59 personnel at March 1, 1997. The Company is currently working to further leverage its design resources by both jointly developing products with technology partners, licensing certain technologies incorporated in its products and/or utilizing outside, third party contractors to assist in the development of new products and the portation of existing products to additional foundries.

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

The efforts of the Company resulted in the development of the ET6000 and its family of products along with its predecessor W32 and ET4000 product families. In addition, the Company is currently working to develop its initial 3D graphics product. Research and development expense, including the one-time charge discussed in Note 3 to the consolidated financial statements, was $14,561,000, $3,440,000 and $1,922,000 in 1996, 1995 and 1994, respectively.


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

The Company's principle competitors include S3, Inc., Cirrus Logic, Inc., ATI Technologies, Inc., Trident Microsystems, Inc. and Matrox, Inc. In addition, Intel Corporation has announced plans to introduce a 3D graphics product during 1997. Many of the Company's competitors have greater financial resources, more extensive business experience and greater design, development, manufacturing, marketing and service capabilities than the Company. The rapid pace of technological change in the computer and computer enhancement market places a premium on such factors as the knowledge and experience of the Company's management and personnel and their ability to develop and improve products. For these reasons, the Company believes its future success to be directly linked to the development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market such products in a timely manner.


Licenses, Patents and Trademarks

Historically, the Company principally relied upon its advanced technological innovations to enable it to compete in the graphics accelerator market. The Company has recently applied for and received its first-ever patent for certain proprietary functions included in the ET6000 product series. The Company has attempted to protect its technologies and proprietary information through non-disclosure agreements with its customers, suppliers, employees, and consultants. The Company intends to attempt to aggressively protect its intellectual property.

The Company has been issued trademarks for UltraPak and EVA (an application of the ET2000 chip) and its ET3000, ET4000, ET4000/W32, W32i , W32p, ET6000,VPR6000
and VPR6100-based chip and board products. The Company believes that an active trademark program is important to developing and maintaining recognition in the market for its products.


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

Employees

As of March 1, 1997, the Company had 96 full-time employees. Of these, 6 were engaged in operations; 59 in product and software development; 17 in marketing, customer service and support; and 14 in management, administrative and financial positions.


Item 2.  Properties

The Company owns a building with 34,000 square feet in an industrial and office park in Newtown, Pennsylvania which is used as its advanced research and product development facility, as well as its principal executive office. The Company has occupied this facility since February 1, 1992.


Item 3.  Legal Proceedings

In May 1993, two purported shareholders of the Company brought an action against the Company and certain of its executive officers in the United States District Court for the Eastern District of Pennsylvania, alleging that the defendants had issued false and misleading statements concerning the Company, and thus had violated the federal securities laws and committed common law fraud and negligent misrepresentation. Subsequently, several other purported shareholders filed similar actions in the same forum against the Company and certain of its executive officers. The actions were consolidated. On July 8, 1994, pursuant to stipulation, the Court certified a class for the federal securities law claims and dismissed the state law claims, without prejudice. On August 21, 1995, the Company filed a motion for summary judgment seeking to dismiss the action in its entirety. On March 19, 1996, the Court ruled on the Company's motion and dismissed the action in its entirety. The plaintiff's filed an appeal of the summary judgment with the United States Court of Appeals for the Third Circuit which, on January 28, 1997, affirmed the summary judgment order dismissing the action in its entirety. The Company had recorded the expense of defending these claims on an as incurred basis.

In addition to the complaint discussed above, the Company is involved in certain legal actions and claims arising in the ordinary course of business. Management, after discussion with legal counsel, believes that the outcome of such litigation and claims will not have a material adverse effect on the Company's financial position.



Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5. Market for the Company's Common Equity and Related Stockholders Matters

The Company's Common Stock is traded over-the counter under the symbol "TSNG" There were approximately 1,187 holders of record of the Company's Common Stock as of February 28, 1997. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock, as reported by the National Quotation Bureau.



                                                    Bid Prices
                                           --------------------------
                                             High              Low
                                             ----              ---
                 1995:

                 First Quarter             $  7.00           $  5.63
                 Second Quarter               9.50              6.25
                 Third Quarter               10.75              6.75
                 Fourth Quarter              10.63              7.50

                 1996:

                 First Quarter             $ 10.63           $  8.63
                 Second Quarter              13.06              8.38
                 Third Quarter               10.00              7.63
                 Fourth Quarter               6.38              3.00



On March 21, 1997, the closing bid price in the over-the-counter market of the Company's Common Stock, as reported by the National Quotation Bureau was $3.13. The high and low closing bid prices of the Company's Common Stock between January 1, 1997 and March 21, 1997 were $4.38 and $3.00 respectively.

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

Item 6. Selected Financial Data

                                                     Year End December 31
                                          -----------------------------------------
                                          (In thousands, except per share amounts)

                                    1996        1995        1994        1993       1992
                                    ----        ----        ----        ----       ----
Revenues                          $26,231     $37,115     $79,418     $75,526     $75,346
Net income (loss)                 (13,965)        477       9,272      10,782      14,120
Net income (loss) per share          (.73)        .03         .49         .56         .73
Working capital                    36,268      47,155      50,431      49,214      43,293
Total assets                       51,539      64,671      65,819      64,434      56,256
Long-term debt                         --          --          --          --          --
Shareholders' equity               45,228      58,395      59,861      56,674      48,443
Cash dividends per share               --         .10         .20         .10          --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements in this section other than historical statements constitute forward looking statements and actual results could materially differ from those expressed in any forward looking statements by the Company. See "Factors Which May Impact Results."


Results of Operations

Revenues for 1996 were $26,231,000, a 29% decrease from 1995 levels. The decrease is due primarily to the fact that shipments of ET6000-based products, which commenced in volume in the second quarter of 1996, were not sufficient to offset lower shipments and selling prices of the Company's second generation accelerator products as these products reached maturation in a rapidly evolving personal computer market. Sales volumes and selling prices of the Company's ET6000 chip were adversely affected during 1996 by both high solution costs for ET6000-based solutions as the ET6000 was designed primarily for use with MDRAM and MDRAM prices did not keep pace with more industry-standard EDO memory prices and the market transition at the high end of the graphics market to first generation 3D graphic accelerators which accelerated in the fourth quarter of 1996. The Company expects operating losses to continue until the Company is successful in developing and introducing a 3D graphics product which receives market acceptance. While the Company is currently attempting to complete development of its first 3D graphics chip, because of the risks involved in bringing new technologies to market, in the production process of custom integrated circuits, and the competitive nature of the graphics market as a whole, there can be no assurance that revenues and earnings from this product will be sufficient to return the Company to profitability.

Revenues for 1995 were $37,115,000, a 53% decrease from 1994 levels. The decrease in revenues was due primarily to significantly lower shipments of the Company's W32i-based products as these products reached maturation in a rapidly evolving personal computer marketplace. Sales of W32i-based products to one customer accounted for 42% of revenues in 1994. This entity discontinued its W32i-based computer systems in the first quarter of 1995. Higher sales of W32p-based products were not sufficient to offset lower unit shipments of the W32i and lower selling prices on all of the Company's graphics accelerator products. The Company introduced the first product of its third generation graphics and multimedia family, the ET6000, at Comdex in November 1995. This product was not in volume production in 1995.

Cost of sales as a percentage of revenues was 96% in 1996, 78% in 1995 and 72% in 1994. The increase in cost of sales in 1996 is due both to pricing pressures on the ET6000 due to the high solution cost of ET6000-based solutions as MDRAM price reductions did not keep pace with EDO memory price reductions in 1996 and a one-time charge of $2,354,000 for reserves for 2D graphics inventory and purchase commitments related to the Company's decision in the fourth quarter of 1996 to focus on the development of 3D graphics products. The increase in cost of sales in 1995 is due to the fact that the impact of cost reduction programs on the W32i and W32p graphics accelerator products was not sufficient to offset lower selling prices on all of the Company's products. Also contributing to the increase in 1995 was a one-time reserve of $735,000 recorded by the Company in the fourth quarter related to establishing a reserve for certain of its older technology-based inventory.

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

Research and development expense in 1996 was $14,561,000, a 323% increase from the $3,440,000 incurred in 1995. The increase was due to additional personnel and consulting costs to support the development of its third-generation graphics products, including completion of the ET6000 and development of the Company's first 3D graphics accelerator as well as a one-time charge of $8,660,000 related to the write-off of investments and commitments in technologies related primarily to 2D graphics and related multimedia products. The Company anticipates that it will continue to incur significant research and development expenditures as it continues to develop products to address the very competitive graphics market. Research and development expense in 1995 was $3,440,000, a 79% increase from 1994. The increase was due primarily to increased personnel and outside consulting costs to support the development of the ET6000 product line, and due to the pursuit of new opportunities to expand the Company's product line to address multimedia applications.

Selling, general and administrative expenses were 35%, 17% and 9% of revenues in 1996, 1995 and 1994, respectively. The increase in both 1996 and 1995 is due to lower revenue levels between periods, increased investments in personnel to enhance the Company's operations, marketing and sales efforts, and the fixed nature of certain of the Company's operating expenses. One-time charges of $1,838,000 related primarily to the write-down of an investment in a multimedia company and the Company's focus on 3D graphics also contributed to the increase in 1996. In addition, legal costs associated with the successful defense class action lawsuit referred to in Note 8 of the consolidated financial statements contributed to the increase in both 1996 and 1995.

The Company's effective income tax rate was a benefit of 34.6% in 1996 compared to expenses of 17.6% and 35.8% in 1995 and 1994, respectively. The primary reason for the decreases in 1996 and 1995 is lower pretax income in each period. Also contributing to the decrease in 1995 was research and development credits represented a higher percentage of pretax income.

Inflation is not expected to have an adverse significant impact on the Company's operations.


Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements results primarily from cash on hand, operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's 1997 working capital requirements.

Total working capital was $36,268,000 and $47,155,000 at December 31, 1996 and 1995, respectively. The Company's cash and short-term investments decreased to $22,912,000 at December 1996 from $39,214,000 at December 31, 1995. The decrease in cash is due primarily to cash used to fund 1996 operations, to purchase capital equipment to upgrade research and development capabilities and the advance to the manufacturer of MDRAM discussed in Note 5 to the consolidated financial statements. The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings on this line in 1996 or 1995.

The Company had capital expenditures of approximately $3,069,000 during 1996, related primarily to the purchase of equipment and software utilized in the Company's research and development activities. The Company expects its existing sources of liquidity to be sufficient to fund its 1997 working capital and capital expenditure requirements.

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


Item 9. Disagreements with Accountants

None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of March 28, 1997 are set forth below:

Name                      Age      Position
----                      ---      --------

Jack Tseng                46       Chairman and President

John J. Gibbons           58       Executive Vice President,
                                   Chief Operating Officer and Director

David Kwok Ping Hui       48       Executive Vice President, Technology
                                   Officer and Director

Mark H. Karsch            41       Senior Vice President, Chief Financial
                                   Officer and Director

James E. Bauer            46       Senior Vice President, Sales and
                                   Marketing

Thomas D. Snodgrass       40       Vice President,
                                   Product Development

Barbara J. Hawkins        52       Vice President and Chief
                                   Administrative Officer

Mark Dorfman              53       Director


Christopher F. Sutphin    60       Director

Jack Tseng has been President (and, as such, serves as the Company's chief executive officer) and a Director of the Company since December 9, 1983. He also was Treasurer of the Company until December 1, 1986. He holds a Bachelor's Degree in Electrical Engineering.

Mr. Gibbons rejoined the Company in December 1996 as Executive Vice President and Chief Operating Officer. From January 1996 to November 1996, Mr. Gibbons served as a consultant to the Company. Mr. Gibbons served as the Company's Chief Financial Officer from January 1989 to May 1991, and as a Vice Chairman from May 1991 to December 1995. Mr. Gibbons has been a director of the Company since 1983.

David Kwok Ping Hui has been Executive Vice President and Technology Officer since December 1995. Mr. Hui joined the Company in 1983 and had been an Executive Vice President of the Company from May 1991 to December 1995, prior to which time he was Senior Vice President responsible for Operations. Mr. Hui also serves on the board of Directors of Telan Corporation.

Mark H. Karsch has been Senior Vice President and Chief Financial Officer since December 1995. Mr. Karsch joined the Company in May 1991 as Senior Vice President, Finance and Administration. Prior to joining the Company, Mr. Karsch was a senior manager at Arthur Andersen LLP. Mr. Karsch had been with Arthur Andersen LLP since 1978.

James E. Bauer joined the Company in February 1996 as Senior Vice President, Sales and Marketing. From 1987 to January 1996, Mr. Bauer held several management positions at Swan Technologies, Inc., where he most recently served as Senior Vice President, Sales and Marketing.

Thomas D. Snodgrass joined the Company in October 1996 as Vice President, Product Launch and Optimization and became Vice President, Product Development in February 1997. Prior to joining the Company, Mr. Snodgrass held several management positions at AT&T, where he most recently served as Manager of Consumer Multimedia Services Development and Deployment.

Barbara J. Hawkins has been Vice President and Chief Administrative Officer of the Company since December 1995. Ms. Hawkins had been Treasurer of the Company since December 1986.

Mark Dorfman has been Director of Financial Management of Allegheny Health Education and Research Foundation since February 1996. From October 1994 to January 1996, Mr. Dorfman was President of Mark Dorfman & Company which was engaged in consulting and acquisition related activities. Mr. Dorfman was President of Quantum Development Corporation from February to September 1994. Prior to joining Quantum Development Corporation, Mr. Dorfman had been the Chief Operating Officer and Chief Financial Officer of Robec, Inc., a publicly-traded corporation, since January 1993, and has been the Vice President-Finance since December 1987. Mr. Dorfman was also a director of Robec.

Christopher F. Sutphin is President of C B Associates which is engaged in consulting, venture capital and real estate activities. Mr. Sutphin was Vice President of General Instrument from June 1987 to June 1990, and President of its Power Semiconductor Division from June 1987 to September 1990. Prior to that time, Mr. Sutphin was Senior Vice President of General Instrument's Components Group.

Item 11.  Executive Compensation

The following table summarizes all compensation paid to the Company's Chief Executive Officer and to each of the Company's most highly compensated executive officers other than the Chief Executive Officer for services rendered in all capacities to the Company during the fiscal 1996, 1995 and 1994, respectively.

                           SUMMARY COMPENSATION TABLE

                                                           Long-Term
                                                         Compensation
                              Annual Compensation           Awards
                              -------------------    ---------------------
Name and                                                                                 All Other
Principal Position             Year      Salary      Bonus(3)    Options(2)       Compensation (1) (4) (5)
------------------             ----    ---------     --------    ----------       ------------------------
Jack Tseng                     1996    $246,635           --        75,000               $ 3,334
  President                    1995    $296,085      $71,005       150,000               $ 3,234
                               1994    $206,145      $20,225            --               $14,515

John J. Gibbons                1996    $ 15,984           --        10,000               $77,187
   Executive Vice              1995    $116,249      $ 4,625        80,000               $ 3,234
   President                   1994    $112,200      $14,925            --               $ 9,272

John A. Vigna                  1996    $164,567           --        78,000               $18,173
   Executive Vice
   President

David Kwok Ping Hui            1996    $171,658           --        55,000               $ 3,334
   Executive Vice              1995    $169,768      $ 6,100        90,000               $ 3,234
   President                   1994    $159,135      $19,925            --               $11,840

Mark H. Karsch                 1996    $126,237           --        45,000               $ 3,334
   Senior Vice                 1995    $121,258      $ 4,625        60,000               $ 3,234
   President,                  1994    $116,952      $14,925            --               $ 9,499
   Chief Financial
   Officer

Barbara J. Hawkins             1996    $137,067          --         45,000               $ 3,334
   Vice President,             1995    $127,321     $ 6,100         90,000               $ 3,234
   Chief Admin-                1994    $123,604     $19,925             --               $ 9,821
   istrative Officer

  (1) Represents amounts contributed by the Company for such executives under the Company's 401(k) Profit Sharing Plan.

 (2) There were no stock options granted to the named executive officers during 1994.

 (3) Pursuant to a study undertook by the Executive Compensation Committee completed during 1995, the base salary of Mr. Tseng was increased retroactive to January 1, 1994 to $250,000 and an additional bonus of $71,005 was awarded for 1994.

 (4) Mr. Gibbons "Other Compensation" includes $76,928 of consulting fees paid pursuant to a consulting agreement for 1996 which was in place prior to Mr. Gibbons rejoining the Company as Executive Vice President and Chief Operating Officer in December 1996. The consulting agreement terminated upon Mr. Gibbons re-commencement of employment with the Company.

 (5) Mr. Vigna resigned as the Company's Executive Vice President and Chief Operating Officer effective December 2, 1996. In connection with the resignation, Mr. Vigna agreed to be available as an advisor to the Company's Board of Directors for a period not to exceed 6 months from the date of his resignation. Additional compensation payable to Mr. Vigna during this advisory period will not exceed $90,000.

-------------------------------------------------------------------------------
                                  STOCK OPTIONS
-------------------------------------------------------------------------------


The following tables summarize options grant to, and exercises by, the Company's Chief Executive Officer and to each of the Company's most highly compensated executive officers other than the Chief Executive Officer during fiscal 1996, and the value of the options held by each such person at the end of fiscal 1996.


                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                              Potential Realizable Value at
                                                                                               Assumed Rates of Stock Price
                                       Individual Grants                                     Appreciation for Option Term (4)
         -------------------------------------------------------------------------------     ---------------------------------
                                      % of Total
         Number of Securities           Options
              underlying                Granted            Exercise
                Options             to Employees in         Price           Expiration
Name          Granted (1)             Fiscal Year         ($/Sh) (2)         Date (3)             5% ($)           10% ($)
----    ----------------------    ------------------    -------------    ---------------     ---------------   --------------
Jack               75,000                   5.6%             $8.75        Jan. 15, 2006         $ 412,712       $ 1,045,893
Tseng

John J.            10,000                    .8%             $8.75        Jan. 15, 2006        $   55,028      $    139,452
Gibbons            20,000                   1.5%             $9.75        Aug. 19, 2006         $ 125,150      $    317,155

John A.            78,000                   5.3%             $8.75        Jan. 15, 2006         $ 429,000       $ 1,088,100
Vigna

David              55,000                   4.1%             $8.75        Jan. 15, 2006         $ 302,656      $    766,989
Kwok
Ping Hui

Mark H.            45,000                   3.4%             $8.75        Jan. 15, 2006         $ 247,627      $    627,536
Karsch

Barbara            45,000                   3.4%             $8.75        Jan. 15, 2006         $ 247,627      $    627,536
H.
Hawkins

(1) Options granted in fiscal 1996, with the exception of those granted to Mr. Gibbons, vest over a three-year period from the date of grant and become exercisable upon vesting. Mr. Gibbons options vest in installments over a one-year period.

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

                                   AGGREGATED OPTION EXERCISES IN 1996

                                        AND YEAR-END OPTION VALUES


                                                                                                     Value of
                                                                  Number of                         Unexercised
                                                                 Unexercised                       In-the-Money
                                                                 Options at                         Options at
                                                                1996 Year End                    1996 Year-End (1)
                    Shares                             --------------------------------    ------------------------------
                   Acquired
                      on              Value                Exer-            Unexer-            Exer-           Unexer-
Name               Exercise        Realized (1)           cisable           cisable           cisable          cisable
-------------    -------------    ---------------      ---------------    -------------    --------------    ------------
Jack Tseng            -           $     -                 150,000               75,000     $     -           $    -

John J.               -           $     -                 180,000                          $     -           $    -
Gibbons                                                                         10,000

John A.               -           $     -                 105,000                -         $     -           $    -
Vigna

David Kwok          20,000        $  107,500              180,000               55,000     $     -           $    -
Ping Hui

Mark H.             10,000        $   51,250              165,000               45,000     $     -           $    -
Karsch

Barbara J.            -           $     -                 180,000               45,000     $     -           $    -
Hawkins



(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date or year-end, as the case may be, minus the exercise price.

Compensation Pursuant to Plans

The Company has adopted three Stock Option Plans (the 1984, 1991 and 1995 Stock Option Plans) (the "Plans"). The 1995 Plan provides for the grant of stock options to purchase up to 3,000,000 shares of the Company's Common Stock. The 1991 and 1984 Stock Option Plans provide for the grant of stock options to purchase an aggregate of 3,000,000 shares of the Company's Common Stock. Eligible participants under the Plans include officers and other key employees and consultants, as defined in the Plans.

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

At December 31, 1996, the Company had outstanding options to purchase an aggregate of 2,532,800 shares of Common Stock at exercise prices ranging from $3.00 to $13.75 per share, with a weighted average price per share exercise price of $7.42. A total of 1,717,493 shares of Common Stock are available for future issuance under the Plans.


Non-Employee Director Compensation

Directors who are not employees receive an annual retainer of $20,000 plus reimbursement for out-of-pocket expenses. The Company also has a stock option plan for non-employee directors ("Directors Plan") under which the outside directors are granted options at fair market value to purchase Common Stock. Directors receive options to purchase 20,000 shares of Common Stock upon their initial election to the Board and additional options for every two years of service on the Board. The options vest 50% at grant and 50% on the first anniversary of grant. At December 31, 1996, a maximum of 40,000 additional options may be granted under the plan. At December 31, 1996, 127,500 options were outstanding under the plan at an average exercise price of $10.33 per share. There were no options exercised by outside directors in 1996 and 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table lists as of February 28, 1997 the number of shares of the Company's Common Stock beneficially owned by all persons known to the Company to be beneficial owners of more than 5% of the Company's Common Stock, by all directors and key personnel of the Company as a group, and the percentage of all outstanding shares held by such persons:

                                                Amount
Name of Beneficial Owner (1)           Beneficially Owned           Percentage
---------------------------            ------------------           ----------

Jack and Fay Tseng                      5,553,812 (2) (3) (4)          27.5%

Officers, Directors and Key Personnel   6,542,857 (4) (5)              32.3%
as a group (10 persons)




(1) The address of all persons listed in this table is c/o 6 Terry Drive, Newtown, Pennsylvania 18940.

(2)  Shares are owned by Mr. and Mrs. Tseng as joint tenants.

(3) Includes 1,140,000 shares owned by Mr. and Mrs. Tseng's minor children as to which they disclaim beneficial ownership.

(4) Includes 175,000 shares subject to options exercisable on or within 60 days after March 31, 1997.

(5) Includes 1,155,833 shares subject to stock options exercisable on or within 60 days after March 31, 1997.


Item 13.  Certain Relationships and Related Transactions

The Company had participated in two rounds of financing and has invested $1,000,000 in a minority interest in preferred stock of a start-up multimedia product company. The Company has also advanced this entity $359,000 in the form of a secured loan. In connection with an additional round of financing, which closed in the first quarter of 1997, the Company agreed to significant dilution in its ownership percentage and to forgive 50% of the secured note, the balance of which will be repaid early in 1997. The write-down of this investment and impact of the debt forgiveness is included in the one-time charge described in
Note 3 to the consolidated financial statements. The Company had been carrying this investment at cost. This entity is in the start-up stage and is incurring operating losses. Sales to this entity were approximately $364,000 and $180,000 in 1996 and 1995, respectively.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:                 Page

(1)      Consolidated Financial Statements

              Report of Independent Public Accountants                     F-1

              Consolidated Balance Sheets--December 31, 1996 and 1995      F-2

              Consolidated Statements of Income-
              Years Ended December 31, 1996, 1995 and 1994                 F-3

              Consolidated Statements of Shareholders' Equity-
              Years Ended December 31, 1996, 1995 and 1994                 F-4

              Consolidated Statements of Cash Flows-
              Years Ended December 31, 1996, 1995 and 1994                 F-5

              Notes to Consolidated  Financial Statements                  F-6

(2)      Financial Statement Schedule

              Schedule II-- Valuation and Qualifying Accounts              S-1

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

              9.  None

         **10-a. Lease Agreement dated January 8, 1987, among Jeyan Boulton, John Boulton and Tseng Labs, Inc.

         **10-b.  Tseng Labs, Inc. Nonqualified Stock Option Plan

         **10-c. Agreement for Acquisition of Stock and Plan of Reorganization dated May 1, 1986, among Telan Corporation et al. and Tseng Labs, Inc., John J. Gibbons et.al

         **10-d. Volume Sales Agreement dated August 1, 1986, between Tseng Labs, Inc. and NEC Home Electronics (U.S.A.) Inc.

        ***10-e.  Tseng Labs, Inc. 1991 Stock Option Plan

        ***10-f.  Tseng Labs, Inc. 1991 Special Directors Stock Option Plan

     **** 10-g.   Tseng Labs, Inc. 1995 Stock Option Plan

                                                                           Page
            11.   See Note 2 of Notes to Consolidated Financial Statements

            12.   Inapplicable


            13.   Inapplicable

            18.   None

            19.   None

            22. The Company wholly owns Tseng International Labs, Inc. a Nevada corporation, and Tseng International Labs, Inc., a Delaware corporation.

            23.   Inapplicable

            24.   Inapplicable

          24.1    Consent of Independent Public Accountants                 S-2

            25.   Inapplicable

            28.   None

            29.   Inapplicable

---------------

* Exhibit incorporated by reference to Exhibit of the same number filed with the Registrant's Registration Statement on Form 10.

** Exhibit incorporated by reference to Exhibit of the same number filed with Registrant's Form 10-K for year ended December 31, 1986.

*** Exhibit incorporated by reference to Exhibit of the same number filed with Registrant's Form 10-K for year ended December 31, 1991.

**** Exhibit incorporated by reference to Exhibit of the same number filed with Registrant's Form 10-K for year ended December 31, 1995.

Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TSENG LABS, INC.


                                   By:/s/JACK TSENG
                                      --------------------
                                   Jack Tseng, President

Dated March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                        Date
----                        -----                        ----

/s/JACK TSENG               President and Director       March  28, 1997
-------------               (PrincipalExecutive Officer
Jack Tseng


/s/JOHN J. GIBBONS          Vice Chairman and Director   March  28, 1997
------------------
John J. Gibbons

/s/DAVID KWOK PING HUI      Executive Vice President     March  28, 1997
----------------------      and Director
David Kwok Ping Hui


/s/MARK H. KARSCH           Chief Financial Officer      March  28, 1997
-----------------           and Director
Mark H. Karsch


/s/BARBARA J. HAWKINS       Vice President (Principal    March  28, 1997
---------------------       Accounting Officer)
Barbara J. Hawkins

/s/MARK DORFMAN             Director                     March  28, 1997
---------------------
Mark Dorfman

/s/CHRISTOPHER F. SUTPHIN   Director                     March  28, 1997
-------------------------
Christopher F. Sutphin

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Tseng Labs, Inc:

We have audited the accompanying consolidated balances sheets of Tseng Labs, Inc. (a Utah corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tseng Labs, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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






                                                    ARTHUR ANDERSEN LLP





Philadelphia, Pa.
February 8, 1997

                        TSENG LABS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                          December 31
                                                    ------------------------
ASSETS                                                 1996         1995
------
                                                    -----------  -----------

CURRENT ASSETS:
  Cash and cash equivalents                       $      7,996 $      9,004
  Short-term investments                                14,916       30,210

  Accounts receivable, net of allowance for
    doubtful accounts of $168 and
    $678 respectively                                    5,165        5,924
   Inventories                                           2,369        3,408
   Note receivable                                       4,441          803
   Recoverable income taxes                              5,824          646
   Prepaid expenses and other                              877        1,125
                                                    -----------  -----------
     Total current assets                               41,588       51,120
                                                    -----------  -----------


PLANT AND EQUIPMENT:
  Land and buildings                                     2,972        2,715
  Equipment                                             11,400        8,721
  Furniture and fixtures                                   719          586
                                                    -----------  -----------
                                                        15,091       12,022
Less accumulated depreciation                           (5,758)      (4,326)
                                                    -----------  -----------
   Net plant and equipment                               9,333        7,696
                                                    -----------  -----------



DEFERRED COSTS, net                                         -         3,817
                                                    -----------  -----------

OTHER ASSETS                                               618        2,038
                                                    -----------  -----------


                                                  $     51,539 $     64,671
                                                    ===========  ===========

                                                          December 31
                                                     ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                   1996          1995
------------------------------------                 ----------   -----------


CURRENT LIABILITIES:
  Accounts payable                                 $     2,098  $      2,834
  Accrued expenses                                       3,222         1,131
                                                     ----------   -----------
     Total current liabilities                           5,320         3,965
                                                     ----------   -----------



DEFERRED INCOME TAXES                                      991         2,311
                                                     ----------   -----------





COMMITMENTS AND CONTINGENCIES (Note 8)


SHAREHOLDERS' EQUITY:
  Common stock, $.005 par value
       authorized 50,000,000 shares:
       issued 19,604,087 shares
       in 1996 and 19,483,487
       shares in 1995                                       98            97
  Additional paid-in-capital                            11,113        10,316
  Retained earnings                                     38,660        52,625
                                                     ----------   -----------
                                                        49,871        63,038

  Less-Treasury stock at cost,
       519,250 shares                                   (4,643)       (4,643)
                                                     ----------   -----------
   Total shareholders' equity                           45,228        58,395
                                                     ==========   ===========
                                                   $    51,539  $     64,671
                                                     ==========   ===========

        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share amount)



                                                  Year Ended December 31
                                          -------------------------------------

                                             1996         1995         1994
                                          -----------   ----------   ----------

NET SALES                                 $   26,231    $  37,115    $  79,418
COST OF SALES (Note 3)                        25,255       28,930       57,541
                                          -----------   ----------   ----------
     Gross Profit                                976        8,185       21,877


RESEARCH AND DEVELOPMENT (Note 3)             14,561        3,440        1,922

SELLING,  GENERAL AND
ADMINISTRATIVE (Note 3)                        9,239        6,328        6,761
                                          -----------   ----------   ----------
     Operating income (loss)                 (22,824)      (1,583)      13,194
INTEREST INCOME                                1,487        2,162        1,241
                                          -----------   ----------   ----------
     Income (loss) before income taxes       (21,337)         579       14,435

INCOME TAX (BENEFIT)                          (7,372)         102        5,163
                                          -----------   ----------   ----------

NET INCOME (LOSS)                         $  (13,965)   $     477    $   9,272
                                          ===========   ==========   ==========

NET INCOME (LOSS) PER SHARE               $     (.73)   $     .03    $     .49
                                          ===========   ==========   ==========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING                           19,020       18,983       19,090
                                          ===========   ==========   ==========


        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    (In thousands, except per share amounts)





                                               Common Stock
                                       ...........................    Additional                                        Total
                                                          Par          Paid-in        Retained       Treasury        Shareholders'
                                           Shares        Value         Capital        Earnings         Stock           Equity
                                       ------------   ------------   -------------   ------------   ------------   ----------------
BALANCE, JANUARY 1, 1994                19,433,487  $          97  $        9,978  $      48,589  $      (1,990) $          56,674
  Exercise of stock options                  2,500         -                   18          -              -                     18

  Tax benefit from exercise of
       nonqualified stock options            -             -                    1          -              -                      1

  Cash dividends, $.20 per common share      -             -              -               (3,822)         -                 (3,822)

  Purchase of treasury stock                 -             -              -                -             (2,282)            (2,282)

  Net income                                 -             -              -                9,272          -                  9,272
                                       ------------   ------------   -------------   ------------   ------------   ----------------
BALANCE, DECEMBER 31, 1994              19,435,987             97           9,997         54,039         (4,272)            59,861
  Exercise of stock options                 47,500         -                  292          -              -                    292

  Tax benefit from exercise of
       nonqualified stock options            -             -                   27                         -                     27

  Cash dividends, $.10 per common share      -             -             -                (1,891)                           (1,891)

  Purchase of treasury stock                 -             -             -                 -               (371)              (371)
                                                                                           -
  Net income                                 -             -             -                   477                               477
                                       ------------   ------------   -------------   ------------   ------------   ----------------
BALANCE, DECEMBER 31, 1995              19,483,487             97          10,316         52,625         (4,643)            58,395
  Exercise of stock options                120,600              1             630                                              631
                                                                                           -              -
  Tax benefit from exercise of
       nonqualified stock options            -            -                   167          -              -                    167

  Net loss                                   -            -                              (13,965)         -                (13,965)
                                       ============   ============   =============   ============   ============   ================
BALANCE, DECEMBER 31, 1996              19,604,087  $          98  $       11,113  $      38,660  $     (4,643)  $          45,228
                                       ============   ============   =============   ============   ============   ================


        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                            Year Ended December 31
                                                                 ----------------------------------------------
                                                                     1996            1995            1994
                                                                 -------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $      (13,965) $          477  $         9,272
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities-
     Depreciation and amortization                                      2,455           2,889            2,100
     Deferred income taxes                                             (1,320)             64              460
     Deferred costs write-off                                           5,718               -                -
     (Increase) decrease in--
          Accounts receivable                                             759           4,667            3,952
          Inventories                                                   1,205             378              144
          Recoverable income taxes                                     (5,178)           (646)               -
          Prepaid expenses and other                                      248            (678)             464
          Other assets                                                  1,421            (570)            (710)
     Increase (decrease) in--
          Accounts payable                                               (736)           (304)          (2,523)
          Accrued expenses                                              2,091             558              261
                                                                 -------------   -------------   --------------
  Net cash provided by (used in) operating activities                  (7,302)          6,835           13,420
                                                                 -------------   -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of plant and equipment                              (3,069)         (2,211)          (2,118)
          Increase in deferred costs                                   (2,924)         (1,982)          (1,702)
          Decrease (increase) in short-term investments                15,294         (28,810)          (1,400)
          Increase in note receivable                                  (3,638)              -                -
                                                                 -------------   -------------   --------------
 Net cash provided by (used in) investing activities                    5,663         (33,003)          (5,220)
                                                                 -------------   -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of stock options                         631             292               19
          Dividends paid                                                    -          (1,891)          (3,822)
          Purchase of treasury stock                                        -            (371)          (2,282)
                                                                 -------------   -------------   --------------
  Net cash provided by (used in) financing activities                     631          (1,970)          (6,085)
                                                                 -------------   -------------   --------------
  Net (decrease) increase in cash and cash equivalents                 (1,008)        (28,138)           2,115

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            9,004          37,142           35,027
                                                                 -------------   -------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $        7,996  $        9,004  $        37,142
                                                                 =============   =============   ==============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                   $           20  $          707  $         3,502
                                                                 =============   =============   ==============


        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           1.  BACKGROUND:

           Tseng Labs, Inc. is a developer of custom semiconductor devices and board level enhancement products that expand the graphics capabilities and performance of IBM and IBM-compatible personal computers. The Company's primary operations are located in the United States. The Company sells its products primarily to computer systems manufacturers (OEMs), video subsystem and video add-in board manufacturers in the United States, Europe and Asia.

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

           Inventories

           Inventories, which consist of materials, labor and overhead, are stated at the lower of weighted average cost or market and consist of the following ( in thousands):

                                                              December 31
                                                     --------------------------
                                                        1996              1995
                                                        ----              ----
           Purchased parts                           $   769           $    662
           Finished goods                              1,600              2,746
                                                     -------           --------
                                                      $2,369            $ 3,408
                                                     =======            =======

           Plant and Equipment

           Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

           Building                                           25  years
           Equipment                                          5-7 years
           Furniture and Fixtures                             10  years

           Depreciation expense was $1,432,000, $1,080,000, and $862,000 in
1996, 1995, and 1994, respectively.


           Deferred Costs

           Research and development costs incurred in developing the Company's proprietary chips are charged to expense as incurred until technological feasibility has been established. Thereafter, all costs incurred in refining and testing the chips are capitalized. These deferred costs are amortized on a product-by-product basis over the estimated revenue stream of the related product. Management periodically evaluates whether factors indicate that there is an impairment of the deferred costs and, accordingly, the carrying value is adjusted to reflect such impairment, if any. In the fourth quarter of 1996, the Company determined that its investment and future commitments of $8,660,000 related primarily to its current generation 2D graphics and multimedia products was not recoverable over the revenue stream of future 2D graphics products. Accordingly, the entire balance was written-off. During 1995, the Company wrote-off approximately $307,000 of deferred costs which were identified as not recoverable over the revenue stream of future generation products. Amortization of deferred costs was $1,023,000 in 1996, $1,451,000 in 1995, and $1,238,000 in 1994.

           Net Income (Loss) Per Share

           Net income (loss) per share is computed using the treasury stock method based on the weighted average number of common stock and common stock equivalents outstanding during each year.

           Cash and Short-Term Investments

           The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

           The Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) effective January 1, 1994. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1996 and 1995, all of the Company's short-term investments were U.S. Government securities which have been classified as hold to maturity and reflected at amortized cost in the accompanying balance sheets. The estimated fair value of each investment approximated cost at both December 31, 1996 and 1995. There was no cumulative effect as a result of adopting SFAS No.
           115 in 1994.

           Concentration of Credit Risk

           Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts and notes receivable. By policy, the Company places its short-term investments only with high-quality financial institutions and, other than U.S. Government Treasury instruments, limits the amounts invested in any one institution or type of investment. Substantially all of the Company's accounts receivable are derived from sales to manufacturers of computer systems, subsystems and value-added resellers. The Company performs ongoing credit evaluations of its customers' financial condition. Approximately 43%, 59%, and 43% of the Company's sales in 1996, 1995 and 1994, respectively, were export sales. To date, substantially all such sales have been in U.S. dollars. To reduce credit risk, the Company generally requires international customers to furnish letters of credit. Historically, the Company has not incurred material credit-related losses.

           Revenue Recognition

           Revenue is recognized upon product shipment. Accruals for estimated sales returns and allowances are recorded at the time of sale.

           Income Taxes

           Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           Recently Issued Financial Standards

           In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of" (SFAS No. 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long-lived assets and certain intangibles to be disposed of. The Company adopted SFAS No. 121 effective January 1, 1996. The adoption did not have a material effect on the Company's financial condition or results of operation.

           In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation"(SFAS No. 123). SFAS No. 123 established financial and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity securities to acquire goods or services from non-employees. The Company has adopted the disclosure requirement of this statement (see Note 7).

           Reclassifications

           Certain prior year balances have been reclassified to conform to the current year presentation.

           3.  ONE-TIME CHARGES:

           In the fourth quarter of 1996, the Company announced its intention to focus its efforts on 3D graphics products and in connection therewith recorded one-time charges of $13,899,000 or $.48 per share. The charges related primarily to inventory reserves on 2D graphics products and purchase commitments ($2,354,000), pricing adjustments made to certain customers due to significant ET6000 price reductions in the fourth quarter ($1,047,000), the write-off of investments and commitments in technologies related primarily to 2D graphics and multimedia products ($8,660,000), the write-down of an investment in a multimedia company ($1,180,000) and other costs related primarily to this refocus ($658,000).

           In the fourth quarter of 1995, the Company recorded a charge to cost of sales of approximately $735,000 related to a potential decline in the market value of certain older technology-based inventory.

           4.  LINE OF CREDIT:

           The Company has an unsecured $2,500,000 demand line of credit with a bank. The line bears interest at prime and places limits on, among other things, additional long-term debt, payment of dividends and capital expenditures. There were no borrowings under the line in 1996 and 1995.

           5. NOTE  RECEIVABLE:

           In April 1996, the Company amended and expanded a secured loan agreement with the entity that designed, manufactures and markets Multibank DRAM (MDRAM). Under the expanded agreement, the Company advanced this entity $6,500,000 in the form of a secured, interest bearing note. The balance of the note is due in installments through April 1997. The Company has the right, at its option, to convert a portion of the outstanding note into equity at valuations specified in the agreement.

           6.  INCOME TAXES:

           The provision (benefit) for income taxes is comprised of the following (in thousands):

                  Federal-          1996        1995          1994
                                    ----        ----          ----
                    Current      $ (6,042)    $     12       $ 4,167
                    Deferred       (1,320)          64           388
                                 ---------    --------      --------
                                 $ (7,362)          76         4,555
                                 ---------    --------      --------

                  State-
                    Current           (10)          26           536
                    Deferred            -            -            72
                                 ---------    --------      --------
                                      (10)          26           608
                                 ---------    --------      --------
                                 $ (7,372)     $   102       $ 5,163
                                 =========    ========      ========



           Income tax expense differs from the amount currently payable because certain revenues and expenses are reported in different periods for financial reporting and tax purposes. The principal differences involve the timing of deducting software development costs and different methods used in computing financial statement and tax depreciation.

           A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:


                                             1996         1995        1994
                                             ----         ----        ----

                  Federal statutory rate    (34.0%)       34.0%       35.0%
                  State income taxes, net
                   of federal benefit           -          3.0         2.7
                  Tax credits utilized        (.6%)      (23.0)       (1.8)
                  Other                         -          3.6        ( .1)
                                            -------      -----       ------
                                            (34.6%)      17.6%        35.8%
                                            =======      =====       ======


           The Company's deferred tax assets, both individually and in the aggregate, are not material at December 31, 1996 and 1995.

           7.  STOCK OPTION PLANS:

           During 1995, the Company adopted the 1995 stock option plan which permits the issuance of either incentive or nonqualified stock options to employees and nonqualified options to key consultants. A maximum of 3,000,000 shares of common stock has been reserved for issuance under this plan. The Company also has two additional nonqualified stock option plans (the 1991 and 1984 stock option plans) under which a maximum of 3,000,000 shares of common stock have been reserved for issuance. Options under all three plans must be granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the plans become exercisable as determined by the Stock Option Committees of the Board of Directors at the time of the grant and may have terms extending to 10 years.

           A summary of stock option activity related to these plans is as follows:

                                                                                                Aggregate
            Outstanding Options                    Number             Price Range                  Price
                                                -----------        -----------------            ------------
            Balance, January 1, 1994                718,000        $      2.66-18.13           $   7,750,831
               Granted                               64,400               6.63-10.75                 526,743

               Exercised                             (2,500)              7.38-11.88                 (17,413)

               Canceled                             (29,000)             10.63-14.50                (371,000)
                                                -----------        -----------------            ------------
            Balance, December 31, 1994              750,900               2.66-18.13               7,889,151
               Granted                            1,231,200                5.63-9.13               8,783,000
               Exercised                            (47,500)               3.00-5.63                (261,937)

               Canceled                            (275,000)              5.63-18.13              (3,312,092)
                                                -----------        -----------------            ------------
            Balance, December 31, 1995            1,659,600               3.00-13.75              13,098,122
               Granted                            1,308,550               5.75-10.50               9,015,994
               Exercised                           (109,600)               2.66-6.63                (562,825)

               Canceled                            (325,750)              5.75-10.50              (2,754,769)
                                                -----------        -----------------            ------------
            Balance, December 31, 1996            2,532,800        $      3.00-13.75             $18,796,522
                                                -----------        -----------------            ------------

           As of December 31, 1996, a maximum of 1,582,000 and 135,493 additional options may be granted under the 1995 and 1991 plans, respectively. No additional options may be granted under the 1984 plan. There were 995,750 options with an average exercise price of $8.23 per share exercisable at December 31, 1996. The options expire on various dates through 2006.

           In July 1991, the Board of Directors adopted the Special Directors Stock Option Plan, under which outside directors are granted options at fair market value to purchase common stock. Directors receive options upon their initial election to the Board and additional options for every two years of service on the Board. The options vest 50% at grant and 50% on the first anniversary of grant. A maximum of 200,000 shares have been reserved for grant under the plan. As of December 31, 1996, a maximum of 40,000 additional options may be granted under this plan. At December 31, 1996, 127,500 options were outstanding under the plan at an average exercise price of $10.33 per share. There were no options exercised in 1996, 1995 and 1994 by outside directors.

           The Company applies Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations in accounting for its stock option plans. The disclosure requirement of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was adopted by the Company in 1996. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, the Company's net income (loss) would have been reduced to the following pro forma amounts:

                                                   Year Ended December 31
                                             ..................................
                                                  1996                1995
                                                  ----                ----
            Net income (loss), as reported   $ (13,965,000)         $ 477,000

            Pro forma loss                   $ (15,967,000)         $ (35,000)



           The fair value of the options granted during 1996 and 1995 has been calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - 0.0%, volatility - 70.%, risk-free interest rate - 6.0%, an expected life of 4 years.

           8.  COMMITMENTS AND CONTINGENCIES:

           The Company purchases all of its video graphics chips from independent foundries. During 1996, the Company purchased substantially all its video graphics chips from one foundry. The use of third parties to manufacture, package and test the Company's products involves a number of significant risks including, but not limited to, the absence of adequate capacity to produce the Company's products, unavailability of, or interruptions in access to the process technologies necessary to manufacture the Company's products, the absence of guaranteed manufacturing capacity and reduced control over delivery schedules, manufacturing yields and costs. The Company has various purchase commitments, including commitments to its foundries, for materials and supplies used in the ordinary course of business. In connection with the Company's focus on developing 3D graphics products discussed in Note 3, the Company recorded a reserve on future purchase commitments for 2D graphics products of approximately $490,000 in the fourth quarter of 1996.

           In May 1993, two purported shareholders of the Company brought an action against the Company and certain of its executive officers in the United States District Court for the Eastern District of Pennsylvania, alleging that the defendants had issued false and misleading statements concerning the Company, and thus had violated the federal securities laws and committed common law fraud and negligent misrepresentation. Subsequently, several other purported shareholders filed similar actions in the same forum against the Company and certain of its executive officers. The actions have been consolidated. On July 8, 1994, pursuant to stipulation, the Court certified a class for the federal securities law claims and dismissed the state law claims, without prejudice. On August 21, 1995, the Company filed a motion for summary judgment seeking to dismiss the action in its entirety. On March 19, 1996, the Court ruled on the Company's motion and dismissed the action in its entirety. The plaintiff's filed an appeal of the summary judgment with the United States Court of Appeals for the Third Circuit which, on January 28, 1997, affirmed the summary judgment order dismissing the action in its entirety. The Company had recorded the expense of defending these claims on an as incurred basis.

           In addition to the complaints discussed above, the Company is involved in certain legal actions and claims arising in the ordinary course of business. Management, after discussion with legal counsel, believes that the outcome of such litigation and claims will not have a material adverse effect on the Company's financial position.


           9.  EXPORT SALES AND MAJOR CUSTOMERS:

           The Company's primary operations are located in the United States. The Company sells its products primarily into the personal computer market in the United States, Europe and Asia. Sales into the Asian market are primarily through six unaffiliated distributors. Total export sales, including sales to the distributors discussed above, were 43%, 59%, and 43% of the Company's sales in 1996, 1995 and 1994, respectively. As a significant portion of the Company's sales are export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the US dollar which could increase the sales price in local currencies of the Company's products in foreign markets, tariffs, and other barriers and restrictions and the burden of complying with a wide variety of foreign laws.

           Two customers accounted for 38% and 37% of revenues in 1996 and 1995, respectively. One customer accounted for 42% of revenues in 1994.


           10.  RELATED-PARTY TRANSACTIONS:

           The Company had participated in two rounds of financing and has invested $1,000,000 in a minority interest in preferred stock of a start-up multimedia product company. The Company has also advanced this entity $359,000 in the form of a secured loan. In connection with an additional round of financing, which closed in the first quarter of 1997, the Company agreed to significant dilution in its ownership percentage and to forgive 50% of the secured note, the balance of which will be repaid early in 1997. The write-down of this investment and impact of the debt forgiveness is included in the one-time charge described in Note 3. This entity is in the start-up stage and is incurring operating losses. Sales to this entity were approximately $364,000 and $180,000 in 1996 and 1995, respectively.

           The Company entered into a split-dollar insurance agreement with a trust established by Jack Tseng pursuant to which the Company will advance fund the premium costs of a whole life insurance policy that pays a death benefit to the trust of not less than $10 million upon the death of Jack Tseng. The premium advances are secured by a note and collateral assignment agreement with respect to the death benefit payable thereunder. Upon surrender of the policy by Mr. Tseng or payment of the death benefit thereunder, the Company is entitled to repayment of the cumulative premiums previously advanced by the Company, with all remaining payments made to the Tseng trust. Total premium advances through December 31, 1996 were $381,000.


           11.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

           Summarized quarterly financial data for 1996 and 1995 are as follows:

                                                     Quarter
                                     ----------------------------------------
                                     First     Second       Third     Fourth
                                     -----     ------       -----     ------
                                     (In thousands, except per share amounts)

           1996
           Net sales                $ 4,107    $ 6,744    $ 12,360   $ 3,020
           Cost of sales              3,830      5,515       9,694     6,216
           Net (loss)                (1,417)    (1,031)       (463)  (11,054)
           Net income (loss) per
             share                     (.07)       (.5)       (.02)     (.58)

           1995
           Net sales                $11,482  $   9,498     $ 8,880   $ 7,255
           Cost of sales              8,036      7,309       6,973     6,612
           Net income (loss)          1,056        304         100      (983)
           Net income (loss) per
             share                      .06        .02         .01      (.05)

                                                                     SCHEDULE II



                        TSENG LABS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                              (In thousands)

                                    Balance,         Charges                    Deductions      Balance,
                                   Beginning           to                         from           End of
                                    of Year          Expense    Recoveries        Reserve         Year
                                   ---------         -------    ----------      ----------      --------

December 31, 1996:
   Reserve for
      doubtful accounts             $ 678            $ 154       $    ---        $ (664)          $ 168
                                    -----            -----       ----------      -------          -----



December 31, 1995:
    Reserve for
        doubtful accounts           $ 861            $ 363       $    ---        $  (546)        $ 678
                                    -----            -----       ---------       --------        -----



December 31, 1994:
    Reserve for
        doubtful accounts           $ 625            $ 871       $    ---       $  (635)         $ 861
                                    -----            -----       ---------      --------         -----











                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS








           As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statements, file numbers 33-44112 and 33-44113, both dated November 18, 1991.





                                                             ARTHUR ANDERSEN LLP






           Philadelphia, Pa.
              March 28, 1997