Form 10-Q
period 1997-03-31
TSENG LABS INC
filed 1997-05-14
CIK 741742

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended     March 31, 1997
                                --------------------

                                       or
/ / Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                               -----------------      -------------------------

Commission file number                           0-13502
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                             |X| Yes   |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

                      Class - Common Stock, $.005 Par Value
--------------------------------------------------------------------------------
                Outstanding at March 31, 1997 - 19,061,837 shares
--------------------------------------------------------------------------------
This report includes a total of 9 pages.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                TSENG LABS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       March 31,    December 31,
ASSETS                                                   1997           1996
-----------------------------------------------       ----------    ------------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $  5,226       $  7,996
  Short-term investments                                  19,515         14,916
  Accounts receivable, net                                 3,391          5,165
  Inventories                                              1,865          2,369
  Notes receivable                                             0          4,441
  Recoverable income taxes                                 7,257          5,824
  Prepaid expenses and other                                 254            877
                                                        --------       --------

               Total current assets                       37,508         41,588
                                                        --------       --------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation
  of $6,252 and $5,758                                     9,283          9,333
                                                        --------       --------

OTHER ASSETS                                                 754            618
                                                        --------       --------

                                                        $ 47,545       $ 51,539
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $    198       $  2,098
  Accrued expenses                                         2,948          3,222
                                                        --------       --------

               Total current liabilities                   3,146          5,320
                                                        --------       --------

DEFERRED INCOME TAXES                                        991            991
                                                        --------       --------

SHAREHOLDERS' EQUITY:
  Common stock                                                98             98
  Additional paid-in capital                              11,120         11,113
  Retained earnings                                       36,908         38,660
  Treasury stock, at cost                                 (4,718)        (4,643)
                                                        --------       --------

                                                          43,408         45,228
                                                        --------       --------

                                                        $ 47,545       $ 51,539
                                                        ========       ========

                 See accompanying notes to financial statements.

                                TSENG LABS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                               For the
                                                             Three Months
                                                                Ended
                                                               March 31
                                                       -------------------------
                                                         1997            1996
                                                       --------        ---------
                                                              (Unaudited)

NET SALES                                              $  2,600        $  4,107

COST OF SALES                                             1,938           3,830
                                                       --------        --------

          Gross Profit                                      662             277

RESEARCH AND DEVELOPMENT                                  2,357           1,287

SELLING, GENERAL AND ADMINISTRATIVE                       1,370           1,625
                                                       --------        --------

OPERATING LOSS                                           (3,065)         (2,635)

INTEREST INCOME                                             369             454
                                                       --------        --------

          Loss before income taxes                       (2,696)         (2,181)

INCOME TAXES (BENEFIT)                                     (944)           (764)
                                                       --------        --------

NET LOSS                                               $ (1,752)       $ (1,417)
                                                       ========        ========

NET LOSS PER SHARE                                     $   (.09)       $   (.07)
                                                       ========        ========

Weighted Average Common and Common
     Equivalent Shares Outstanding                       19,085          18,967
                                                       ========        ========


                 See accompanying notes to financial statements

                                TSENG LABS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                    For the
                                                                 Three Months
                                                                     Ended
                                                                   March 31
                                                             -------------------
                                                               1997       1996
                                                             -------    --------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                   $(1,752)   $(1,417)
  Adjustments to reconcile net loss
    to cash used in operating activities -
      Depreciation and amortization                              494        540
      (Increase) decrease in -
        Accounts receivable                                    1,774      4,146
        Inventories                                              504       (806)
        Recoverable income taxes                              (1,433)      (637)
        Prepaid expenses and other                               623       (921)
        Other assets                                            (134)       (72)
      Increase (decrease) in -
        Accounts payable                                      (1,900)    (1,132)
        Accrued expenses                                        (274)       (33)
                                                             -------    -------
    Net cash used in operating activities                     (2,098)      (332)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (444)      (994)
  Increase in deferred costs                                       0       (657)
  Decrease (increase) in short-term investments               (4,599)       139
  Decrease in notes receivable                                 4,441         --
                                                             -------    -------
    Net cash used in investing activites                        (602)    (1,512)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                          5         32
  Purchase of treasury stock                                     (75)        --
                                                             -------    -------
    Net cash (used in) provided by financing activities          (70)        32

Net decrease in cash and cash equivalents                     (2,770)    (1,812)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 7,996      9,004
                                                             -------    -------


CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 5,226    $ 7,192
                                                             =======    =======


                 See accompanying notes to financial statements

1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997, the results of operations and the changes in financial position for the periods presented.

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

3. INVENTORIES:

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                                      March 31,     December 31,
                                                        1997           1996
                                                      ---------     ------------
                                                            (In Thousands)

Purchased parts                                        $  137          $  769
Finished goods                                          1,728           1,600
                                                       ------          ------
                                                       $1,865          $2,369
                                                       ======          ======

4. SHORT-TERM INVESTMENTS

In connection with its purchase of short-term investments, in 1995 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1997, all short-term investments have been classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, with coupon interest and dividends and discount and premium amortization included in income each period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997 were $2,600,000, a 37% decrease from the corresponding period in 1996. The decrease is due primarily to the fact that shipments of ET6000-based products, which commenced in volume in the second quarter of 1996, were not sufficient to offset lower shipments and selling prices of the Company's second generation accelerator products as these products reached maturation in a rapidly evolving personal computer market. Sales volumes and selling prices of the Company's ET6000 chip were adversely affected by both high solution costs for ET6000-based solutions as the ET6000 was designed primarily for use with MDRAM and MDRAM prices have not kept pace with more industry-standard EDO memory prices and the market transition at the high end of the graphics market to first generation 3D graphic accelerators which accelerated in the fourth quarter of 1996. The Company expects operating losses to continue until the Company is successful in developing and introducing a 3D graphics product which receives market acceptance. While the Company is currently attempting to complete development of its first 3D graphics chip, because of the risks involved in bringing new technologies to market, in the production process of custom integrated circuits, and the competitive nature of the graphics market as a whole, there can be no assurance that revenues and earnings from this product will be sufficient to return the Company to profitability.

Sales to two customers represented approximately 41% and 54% of the Company's revenues in the three-month periods ended March 31, 1997 and 1996, respectively.

Cost of sales as a percentage of revenues was 75% and 93%, respectively, for the three-month periods ended March 31, 1997 and 1996, respectively. The decrease was due to a change in product mix, with margins on ET6000 sales in the first quarter being higher than margins generated by the Company's second generation accelerator products during the corresponding prior year period. The Company expects pricing pressures to intensify for its 2-D graphics products.

Research and development expense increased by 83% in the three-month period ended March 31, 1997 when compared to the corresponding period in 1996. The increase was due to additional personnel and consulting costs to support the development of the Company's initial 3D graphics products. The Company anticipates that it will continue to incur significant research and development expenditures as it continues to develop products to address the very competitive graphics market

Operating expenses decreased 16% in the three-month period ended March 31, 1997 when compared to the corresponding prior year period as the Company implemented a plan to reduce operating expenses. Contributing to the decrease were reductions in non-research personnel costs and lower sales and marketing expenditures.

The Company recorded an income tax benefit of 35% in both the three-month periods ended March 31, 1997 and 1996.

Inflation is not expected to have a significant adverse impact on the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements results primarily from operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's short-term working capital requirements. Total working capital was $34,362,000 and $36,268,000 at March 31, 1997 and December 31, 1996, respectively. The decrease in working capital was caused primarily by the Company's operating loss in the quarter and its investment in facilities, equipment and tools to enhance its advanced research and product development facilities, systems and functions. The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings under this line during the three months ended March 31, 1997.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Report 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q:

               None

         (b) Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TSENG LABS, INC.


Dated:  May 13, 1997                        By:         /s/JACK TSENG
                                                        -------------
                                            Jack H-N Tseng
                                            Chairman, President and CEO



Dated:  May 13, 1997                        By:         /s/JOHN J. GIBBONS
                                                        ------------------
                                            John J. Gibbons
                                            Executive Vice President
                                            Chief Operating Officer

Dated:  May 13, 1997                        By:         /s/MARK H. KARSCH
                                                       ------------------
                                            Mark H. Karsch
                                            Senior Vice President
                                            Chief Financial Officer


Dated:  May 13, 1997                        By:        /s/BARBARA J. HAWKINS
                                                      ----------------------
                                            Barbara J. Hawkins
                                            Vice President
                                            Chief Administrative Officer