Form 10-Q
period 1997-06-30
TSENG LABS INC
filed 1997-08-14
CIK 741742

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      June 30, 1997
                                --------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    -----------------------

Commission file number               0-13502
                        ----------------------------------------------------


                                TSENG LABS, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            UTAH                                                87-0391229
--------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                6 Terry Drive, Newtown, PA                        18940
-----------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code      (215) 968-0502
                                                    -------------------------

-----------------------------------------------------------------------------`
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days             Yes    /X/    No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

                      Class - Common Stock, $.005 Par Value
-----------------------------------------------------------------------------
                Outstanding at June 30, 1997 - 19,061,837 shares
-----------------------------------------------------------------------------

This report includes a total of 10 pages.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                TSENG LABS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 June 30,          December 31,
ASSETS                                            1997                1996
------                                         -----------         ------------
                                               (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                    $  2,847            $  7,996
   Short-term investments                         27,899              14,916
   Accounts receivable, net                        2,020               5,165
   Inventories                                     1,217               2,369
   Notes Receivable                                 --                 4,441
   Recoverable income taxes                        2,172               5,824
   Prepaid expenses and other                        276                 877
                                                --------            --------

               Total current assets               36,431              41,588
                                                --------            --------

PROPERTY AND EQUIPMENT, net                        9,351               9,333

OTHER ASSETS                                         574                 618
                                                --------            --------

                                                $ 46,356            $ 51,539
                                                ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $    519            $  2,098
   Accrued expenses                                3,134               3,222
                                                --------            --------

               Total current liabilities           3,653               5,320
                                                --------            --------

DEFERRED INCOME TAXES                                991                 991
                                                --------            --------

SHAREHOLDERS' EQUITY:
   Common stock                                       98                  98
   Additional paid-in-capital                     11,120              11,113
   Retained earnings                              35,212              38,660
   Treasury stock, at cost                        (4,718)             (4,643)
                                                --------            --------

                                                  41,712              45,228
                                                --------            --------

                                                $ 46,356            $ 51,539
                                                ========            ========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                          For the
                                                        Three Months
                                                           Ended
                                                          June 30
                                               ----------------------------
                                                 1997                1996
                                                 ----                ----
                                                        (Unaudited)

NET SALES                                      $  2,461            $  6,744

COST OF SALES                                     1,907               5,515
                                               --------            --------

        Gross Profit                                554               1,229

RESEARCH AND DEVELOPMENT                          2,358               1,193

SELLING, GENERAL, AND ADMINISTRATIVE              1,272               1,989
                                               --------            --------

        Operating loss                           (3,076)             (1,953)

INTEREST INCOME                                     468                 367
                                               --------            --------
        Loss before income taxes                 (2,608)             (1,586)

INCOME TAX BENEFIT                                 (913)               (555)
                                               --------            --------

NET LOSS                                       $ (1,695)           $ (1,031)
                                               ========            ========

NET LOSS PER SHARE                             $   (.09)           $   (.05)
                                               ========            ========

Weighted Average Common and Common
   Equivalent Shares Outstanding                 19,062              18,988
                                               ========            ========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                          For the
                                                         Six Months
                                                           Ended
                                                          June 30
                                               ----------------------------
                                                  1997               1996
                                                  ----               ----

NET SALES                                      $  5,061            $ 10,851

COST OF SALES                                     3,845               9,345
                                               --------            --------

         Gross Profit                             1,216               1,506

RESEARCH AND DEVELOPMENT                          4,715               2,480

SELLING, GENERAL, AND ADMINISTRATIVE              2,642               3,614
                                               --------            --------

         Operating loss                          (6,141)             (4,588)

INTEREST INCOME                                     837                 821
                                               --------            --------
         Loss before income taxes                (5,304)             (3,767)

INCOME TAX BENEFIT                               (1,857)             (1,319)
                                               --------            --------

NET LOSS                                       $ (3,447)           $ (2,448)
                                               ========            ========

NET LOSS PER SHARE                             $   (.18)           $   (.13)
                                               ========            ========

Weighted Average Common and Common
   Equivalent Shares Outstanding                 19,074              18,978
                                               ========            ========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                             For the
                                                                            Six Months
                                                                              Ended
                                                                             June 30
                                                                    -----------------------------
                                                                      1997                1996
                                                                      ----                ----
                                                                             (Unaudited)
 OPERATING ACTIVITIES:
   Net loss                                                         $ (3,447)           $ (2,448)
   Adjustments to reconcile net loss
     to cash provided by (used in) operating activities -
       Depreciation and amortization                                     494               1,179
       (Increase) decrease in -
         Accounts receivable                                           3,145                 915
         Inventories                                                   1,152                (140)
         Recoverable income taxes                                      3,652              (1,316)
         Prepaid expenses and other                                      601                (310)
         Other assets                                                     44                 (96)
      Increase (decrease) in -
         Accounts payable                                             (1,579)               (454)
         Accrued expenses                                                (88)               (473)
                                                                    --------            --------
     Net cash provided by (used in) operating activities               3,974              (3,143)
                                                                    --------            --------

 INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (512)             (1,829)
   Increase in deferred costs                                           --                (1,717)
   (Decrease) increase in short-term investments                     (12,983)              4,714
   (Decrease) increase in notes receivable                             4,441              (5,697)
                                                                    --------            --------
     Net cash used in investing activities                            (9,054)             (4,529)
                                                                    --------            --------

 FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                 6                 512
   Purchase of treasury stock                                            (75)               --
                                                                    --------            --------
     Net cash (used in) provided by financing activities                 (69)                512
                                                                    --------            --------

     Net decrease in cash and cash equivalents                        (5,149)             (7,160)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         7,996               9,004
                                                                    --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  2,847            $  1,844
                                                                    ========            ========

                 See accompanying notes to financial statements

1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and the changes in financial position for the periods presented.

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

3. INVENTORIES:

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                     June 30,           December 31,
                                      1997                 1996
                                     -------            ------------
                                            (In Thousands)

       Purchased parts               $   16               $  769
       Finished goods                 1,201                1,600
                                     ------               ------
                                     $1,217               $2,369
                                     ======               ======

4. SHORT-TERM INVESTMENTS:

In connection with its purchase of short-term investments, in 1995 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 1997, all short-term investments have been classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, with coupon interest and dividends and discount and premium amortization included in income each period.

5. RECLASSIFICATIONS:

Certain prior year balances have been reclassified to conform to the current year presentation.

6. NEW ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 1996, the Company adopted Statement of Accounting Standards Nos. 121 and 123. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three- and six-month periods ended June 30, 1997 were $2,461,000 and $5,061,000, 64% and 53% reductions from the corresponding periods in 1996. The decrease in both periods is due primarily to the fact that shipments of ET6000-based products, which commenced in volume in the second quarter of 1996, were not sufficient to offset lower shipments and selling prices of the Company's second generation accelerator products as these products reached maturation in a rapidly evolving personal computer market. Sales volumes and selling prices of the Company's ET6000 chip were adversely affected by high solution costs for ET6000-based solutions as the ET6000 was designed primarily for use with MDRAM and MDRAM prices have not kept pace with more industry-standard EDO memory prices. Also adversely impacting sales was the market transition at the high end of the graphics market to first generation 3D graphic accelerators which accelerated in the fourth quarter of 1996. The Company expects operating losses to continue at least until the Company is successful in developing and introducing a 3D graphics product which receives market acceptance. While the Company is currently attempting to complete development of its first 3D graphics chip, because of the risks involved in bringing new technologies to market, in the production process of custom integrated circuits, and the competitive nature of the graphics market as a whole, there can be no assurance that revenues and earnings from this product will be sufficient to return the Company to profitability.

Sales to four customers represented approximately 58% and 55% of the Company's revenues in the three- and six-month periods ended June 30, 1997. Sales to three customers represented approximately 57% and 61% of the Company's revenues in the three- and six-month periods ended June 30, 1996.

Cost of sales as a percentage of revenues decreased to 77% and 76% of revenues in the three- and six-month periods ended June 30, 1997 from 82% and 86%, respectively, in the corresponding periods in 1996. The decrease in both periods was due to a change in product mix, with margins on ET6000 sales in the first half of 1997 being higher than margins generated by the Company's second generation accelerator products during the corresponding prior year periods. The Company expects pricing pressures to intensify for its 2D graphics products.

Research and development expense increased by 98% and 90% in the three- and six-month periods ended June 30, 1997 when compared to the corresponding periods in 1996. The increase in both periods was due to additional personnel and consulting costs to support the development of the Company's initial 3D graphics products. The Company anticipates that it will continue to incur significant research and development expenditures as it continues to develop products to address the very competitive graphics market.

Operating expenses decreased 36% and 27% in the three- and six-month periods ended June 30, 1997 when compared to the corresponding prior year periods as the Company implemented a plan to reduce operating expenses. Contributing to the decrease were reductions in non-research personnel costs and lower sales and marketing expenditures.

The Company recorded an income tax benefit of 35% in both the three- and six-month periods ended June 30, 1997 and 1996.

 Inflation is not expected to have a significant adverse impact on the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements results primarily from operating cash flow and the availability of bank borrowing. The Company believes that these sources are sufficient to fund the Company's short-term working capital requirements. Total working capital was $32,778,000 and $36,268,000 at June 30, 1997 and December 31, 1996, respectively. The decrease in working capital was caused primarily by the Company's operating loss in the first half of 1997 and its investment in facilities, equipment and tools to enhance its advanced research and product development facilities, systems and functions. The Company also has a bank line of credit providing total availability of $2,500,000. There were no borrowings under this line during the three months ended June 30, 1997.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Report 8-K

        (a) The following is a list of exhibits filed as part of the Form 10-Q:

            None

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TSENG LABS, INC.


Dated:  August 13, 1997                    By: /s/ JACK TSENG
                                              --------------------------------
                                              Jack H-N Tseng
                                              Chairman, President and CEO



Dated:  August 13, 1997                    By: /s/ JOHN J. GIBBONS
                                               -------------------------------
                                               John J. Gibbons
                                               Executive Vice President
                                               Chief Operating Officer

Dated:  August 13, 1997                    By: /s/ MARK H. KARSCH
                                               -------------------------------
                                               Mark H. Karsch
                                               Senior Vice President
                                               Chief Financial Officer


Dated:  August 13, 1997                    By: /s/ BARBARA J. HAWKINS
                                               -------------------------------
                                               Barbara J. Hawkins
                                               Vice President
                                               Chief Administrative Officer