Form 10-Q
period 1997-09-30
TSENG LABS INC
filed 1997-11-13
CIK 741742

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

[X]   Quarterly Report Pursuant to Section 13 of 15(d) of the Securities

Exchange Act of 1934 For the quarterly period ended      September 30, 1997
                                                    ----------------------------

                                       or
      Transition Report Pursuant to Section 13 of 15(d) of the Securities

Exchange Act of 1934 For the transition period from              to
                                                    -------------   ------------

Commission file number                          0-13502
                         -------------------------------------------------------

                                TSENG LABS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UTAH                                        87-0391229
---------------------------------           ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

    6 Terry Drive, Newtown, PA                                  18940
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

 Registrant's telephone number, including area code           (215) 968-0502
                                                      --------------------------


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days X
                                                      [X]  Yes         [ ]   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

                      Class - Common Stock, $.005 Par Value
--------------------------------------------------------------------------------
              Outstanding at September 30, 1997 - 19,088,337 shares
--------------------------------------------------------------------------------

This report includes a total of 10 pages.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                TSENG LABS, INC.
                                ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)


                                                         September 30,             December 31,
ASSETS                                                      1997                       1996
-------------------------------------------------------   --------                   --------
                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                              $  6,340                   $  7,996
   Short-term investments                                   22,136                     14,916
   Accounts receivable, net                                  2,072                      5,165
   Inventories                                                  49                      2,369
   Notes receivable                                              0                      4,441
   Recoverable income taxes                                  3,224                      5,824
   Prepaid expenses and other                                  473                        877
                                                          --------                   --------

               Total current assets                         34,294                     41,588
                                                          --------                   --------

PROPERTY AND EQUIPMENT, net                                  8,901                      9,333

OTHER ASSETS                                                   574                        618
                                                          --------                   --------

                                                          $ 43,769                   $ 51,539
                                                          ========                   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                       $    365                   $  2,098
   Accrued expenses                                          2,569                      3,222
                                                          --------                   --------

               Total current liabilities                     2,934                      5,320
                                                          --------                   --------

DEFERRED INCOME TAXES                                          991                        991
                                                          --------                   --------
SHAREHOLDERS' EQUITY:
   Common stock                                                 98                         98
   Additional paid-in-capital                               11,211                     11,113
   Retained earnings                                        33,253                     38,660
   Treasury stock, at cost                                  (4,718)                    (4,643)
                                                          --------                   --------

                                                            39,844                     45,228
                                                          --------                   --------

                                                          $ 43,769                   $ 51,539
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

                                                                     For the
                                                                  Three Months
                                                                      Ended
                                                                  September 30
                                                     -----------------------------------
                                                         1997                      1996
                                                         ----                      ----
                                                                   (Unaudited)
NET SALES                                            $  1,919                   $ 12,360

COST OF SALES                                           1,521                      9,694
                                                     --------                   --------
        Gross profit                                      398                      2,666

RESEARCH AND DEVELOPMENT                                2,509                      1,771

SELLING, GENERAL AND ADMINISTRATIVE                     1,246                      1,909
                                                     --------                   --------
                                                       (3,357)                    (1,014)
        Operating loss

INTEREST INCOME                                           360                        292
                                                     --------                   --------
        Loss before income taxes                       (2,997)                      (722)

INCOME TAX                                             (1,038)                      (259)
                                                     --------                   --------
(BENEFIT)

NET LOSS                                             $ (1,959)                  $   (463)
                                                     ========                   ========

NET LOSS PER SHARE                                   $   (.10)                  $   (.02)
                                                     ========                   ========
Weighted Average Common and Common
   Equivalent Shares Outstanding                       19,088                     19,047
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

                                                                     For the
                                                                   Nine Months
                                                                      Ended
                                                                  September 30
                                                     ------------------------------------
                                                         1997                      1996
                                                         ----                      ----
                                                                   (Unaudited)
NET SALES                                            $  6,980                   $ 23,211

COST OF SALES                                           5,366                     19,039
                                                     --------                   --------

         Gross profit                                   1,614                      4,172

RESEARCH AND DEVELOPMENT                                7,224                      4,357

SELLING, GENERAL AND ADMINISTRATIVE                     3,888                      5,417
                                                     --------                   --------

                                                       (9,498)                    (5,602)
         Operating loss

INTEREST INCOME                                         1,197                      1,113
                                                     --------                   --------
         Loss before income taxes                      (8,301)                    (4,489)

INCOME TAX (BENEFIT)                                   (2,895)                    (1,578)
                                                     --------                   --------

NET LOSS                                             $ (5,406)                  $ (2,911)
                                                     ========                   ========

NET LOSS PER SHARE                                   $   (.28)                  $   (.15)
                                                     ========                   ========

Weighted Average Common and Common
   Equivalent Shares Outstanding                       19,079                     19,001
                                                     ========                   ========

                 See accompanying notes to financial statements

                                TSENG LABS, INC.
                                ----------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                 (In thousands)

                                                                                            For the
                                                                                          Nine Months
                                                                                             Ended
                                                                                         September 30
                                                                           ------------------------------------
                                                                              1997                       1996
                                                                              ----                       ----
                                                                                         (Unaudited)
 OPERATING ACTIVITIES:
   Net loss                                                                $ (5,406)                  $ (2,911)
   Adjustments to reconcile net loss
     to cash provided by (used in) operating activities -
       Depreciation and amortization                                          1,472                      2,000
       (Increase) decrease in -
         Accounts receivable                                                  3,093                     (2,820)
         Inventories                                                          2,320                       (317)
         Recoverable income taxes                                             2,600                     (2,050)
         Prepaid expenses and other                                             404                        393
        Other assets                                                             44                        (65)
      Increase (decrease) in -
         Accounts payable                                                    (1,733)                    (1,822)
         Accrued expenses                                                      (653)                      (236)
                                                                           --------                   --------
     Net cash provided by (used in) operating activities                      2,141                     (7,828)
                                                                           --------                   --------

 INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (1,040)                    (2,515)
   Increase in deferred costs                                                     0                     (2,229)
   (Increase) decrease in short-term investments                             (7,220)                    13,199
   (Increase) decrease in notes receivable                                    4,441                     (5,697)
                                                                           --------                   --------
     Net cash(used in) providing by investing activities                     (3,819)                     2,758
                                                                           --------                   --------

 FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                       97                        758
   Purchase of treasury stock                                                   (75)                         0
                                                                           --------                   --------
     Net cash provided by financing activities                                   22                        758
                                                                           --------                   --------

     Net decrease in cash and cash equivalents                               (1,656)                    (4,312)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                7,996                      9,004
                                                                           --------                   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  6,340                   $  4,692
                                                                           ========                   ========

                 See accompanying notes to financial statements

1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:
   -------------------------------------------------------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997, the results of operations and the changes in financial position for the periods presented.

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

In October 1997, the Company announced that in consideration of the lead time and research and development costs required to produce new graphics products, the Company would cease development efforts on future products, and attempt to continue to complete 3D and multimedia strategies under development to attempt to position the Company to attract strategic partners and/or merger candidates in the technology industry. Additionally, the Company will explore opportunities to utilize its cash to make acquisitions of potential growth companies including but not limited to those that are technology-based. There can be no assurance that the Company can identify one or more such transactions that can be consummated on terms acceptable to the Company , if at all. In connection with this plan, the Company has reduced its staff approximately 50 employees (approximately 40%) believed essential to this effort. The Company is currently evaluating whether a previously announced charge of $500,000-$1,000,000 in early October 1997 related to a 20%-30% reduction in employees is adequate to cover cost and severance related to this plan.

On November 11, 1997, Jack Tseng resigned as President, Chief Operating Officer, Chairman of the Board and as a Director of the Company effective October 31, 1997. Mr. John J. Gibbons will assume the titles of President, CEO and Chairman of the Board. Mr. Gibbons was Vice Chairman of the Board of Directors and the Company's Executive Vice President and Chief Operating Officer.

In connection with Mr. Tseng's resignation, in addition to the charge noted above, the Company will take a one-time, pretax charge of approximately $700,000 in the fourth quarter of 1997.

2. NET LOSS PER SHARE:
   ------------------

Net loss per share was computed using the weighted average number of common shares and share equivalents outstanding during the periods.

3. INVENTORIES:
   -----------

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                      September 30,        December 31,
                                          1997                1996
                                        -------            --------
                                               (In Thousands)

Purchased parts                         $     9            $    769
Finished goods                               40               1,600
                                        -------            --------
                                        $    49            $  2,369
                                        =======            ========

4. SHORT-TERM INVESTMENTS:
   ----------------------

The Company accounts for its short-term investments under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 1997, all short-term investments have been classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, with coupon interest and dividends and discount and premium amortization included in income each period.



5. RECLASSIFICATIONS:
   -----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

6. NEW ACCOUNTING PRONOUNCEMENTS:
   -----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing comparability of earnings per share date on an international basis. This pronouncement is effective for periods after December 15, 1997; earlier adoption is not permitted. The adoption is not expected to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Revenues for the three- and nine-month periods ended September 30, 1997 were $1,919,000 and $6,980,000, 84% and 70% reductions from the corresponding periods in 1996. The decrease in both periods is due primarily to lower unit sales and selling prices for the Company's ET6000-based products, which began shipping in volume in the second quarter of 1996. In response to the market transition to 3D graphics accelerators, the Company had been working to complete development and commercialization of its initial 3D product, the ET6300. On October 21, 1997, the Company announced that it will not commercialize the ET6300 in light of problems with price and availability of 3.3 volt MDRAM as sales of this product would not return the Company to profitability. In addition, the Company announced that in consideration of the lead time and research and development costs required to produce new graphics products, the Company would cease development efforts on future products and attempt to continue to complete 3D and multimedia strategies under development to attempt to position the Company to attract strategic partners and /or merger candidates in the technology industry. Additionally, the Company will explore opportunities to utilize its cash to make acquisitions of potential growth companies including but not limited to those that are technology-based. Broadview Associates has been retained by the Company to assist in these efforts. Because of the uncertainties and risks involved in attempting to negotiate strategic partnerships, mergers, sales and/or purchases, no assurances can be given that the Company can identify one or more such transactions that can be consummated on terms acceptable to the Company, if at all. In addition, if completed, there can be no assurance that such transactions would return the Company to profitability.

Sales to two customers represented approximately 72% of the Company's revenues in the three-month period ended September 30, 1997. Sales to three customers represented approximately 42% of revenues in the nine-month period ended September 30, 1997. Sales to two customers represented approximately 46% and 43% of the Company's revenues in the three- and nine-month periods ended September 30, 1996.

Cost of sales as a percentage of revenues was 79% and 78% in the three-month periods ended September 30, 1997 and 1996, and 77% and 82% in the nine-month periods ended September 30, 1997 and 1996, respectively. Margins for the three-month periods ended September 30, 1997 and 1996 remained relatively constant as sales of ET6000 product represented the majority of sales in both periods. The decrease in costs as a percentage of revenues in the nine-month period ended September 30, 1997, when compared to the corresponding period in 1996, is due to higher margins generated by the Company's ET6000 product family which represented a higher percentage of total sales in the nine-month period ended September 30, 1997. The Company expects pricing pressures to intensify for its 2D graphics products.

Research and development expense increased by 42% and 66% in the three- and nine-month periods ended September 30, 1997 when compared to the corresponding periods in 1996. The increase in both periods was due to additional personnel and consulting costs to support the development of the Company's initial 3D graphics products. The Company anticipates that it will continue to incur significant research and development expenditures in the fourth quarter of 1997 as it attempts to continue to complete 3D and multimedia strategies under development to attempt to position the Company to attract strategic partners and/or merger candidates.

Operating expenses decreased 35% and 28% in the three- and nine-month periods ended September 30, 1997 when compared to the corresponding prior year periods as the Company implemented a plan to reduce operating expenses. Contributing to the decrease were reductions in non-research personnel costs and lower sales and marketing expenditures.

The Company recorded an income tax benefit of 35% in both the three- and nine-month periods ended September 30, 1997 and 1996.

Inflation is not expected to have a significant adverse impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1997, the Company has $28,476,000 of cash and short-term investments and a bank line of credit providing total availability of $2,500,000. There was no borrowings on this line during the three months ended September 30, 1997. The Company believes that these sources are sufficient to fund the Company's short-term working capital requirements. Total working capital was $31,360,000 and $36,268,000 at September 30, 1997 and December 31, 1996, respectively. The decrease in working capital was caused primarily by the Company's operating loss in the first nine months of 1997 and its investment in facilities, equipment and tools. As explained above, the Company is de-emphasizing development of new graphics products and attempting to both position the Company to attract strategic partners and or merger candidates in the technology industry and identify opportunities to acquire potential growth companies. There can be no assurance that the Company will be successful in identifying and completing such transactions.



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Report 8-K

          (a) The following is a list of exhibits filed as part of the Form
10-Q:

             10-h. Severance Agreement between Tseng Labs, Inc. and Jack Tseng dated November 11, 1997

          (b) Reports on Form 8-K

                There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TSENG LABS, INC.



Dated:  November 13, 1997                      By:         /s/JOHN J. GIBBONS
                                                           ------------------
                                               John J. Gibbons
                                               President
                                               Chief Executive Officer

Dated:  November 13, 1997                      By:         /s/MARK H. KARSCH
                                                          ------------------
                                               Mark H. Karsch
                                               Senior Vice President
                                               Chief Financial Officer


Dated:  November 13, 1997                      By:        /s/BARBARA J. HAWKINS
                                                         ----------------------
                                               Barbara J. Hawkins
                                               Vice President
                                               Chief Administrative Officer