Form 10-K
period 1997-12-31
TSENG LABS INC
filed 1998-03-30
CIK 741742

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[FEE REQUIRED]
For the fiscal year ended                 December 31, 1997
                          ------------------------------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________________ to ___________________________

Commission file Number                          6-13502
                       ---------------------------------------------------------
                                Tseng Labs, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                                                87-0391229
--------------------------------------------------            -----------------------------------------------------
   State or other jurisdiction of                                                 (IRS Employer
   incorporation or organization)                                               Identification No.)

18 W. Airy St. Suite 100, Norristown, Pennsylvania                                     19401
--------------------------------------------------            -----------------------------------------------------
     (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act :                        (610) 313-9388
                                                              -----------------------------------------------------

                                                                                Name of each exchange on
               Title of each class                                                  which registered
--------------------------------------------------            -----------------------------------------------------

                       NONE
--------------------------------------------------            ------------------------------------------------------


--------------------------------------------------            ------------------------------------------------------


--------------------------------------------------            ------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.005 par value per share
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No_____.

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

                                      None

*As of February 28, 1998, 15,088,337 common shares were outstanding. The aggregate market value of the 15,031,125 common shares outstanding (based upon the average of the closing price of these shares as of February 27, 1998, as reported by NASDAQ) and held by non-affiliates was $23,486,133.

This report (including Exhibits) contains 32 pages.

The index to Exhibits starts on page 15.

                                     PART I

Item 1.  Business

Overview

Tseng Labs, Inc. ("Tseng" or the "Company") was incorporated in 1983 and, until the sale of substantially all of its graphics development assets to ATI Technologies, Inc. (ATI) in December 1997, was a supplier of high performance video graphic controller chips. These chips were designed to enhance the personal computer's (PC(TM)) performance by off-loading the graphics and video functions from the Central Processing Unit (CPU) to the graphics accelerator chip. By working in connection with the personal computer's CPU, the graphic accelerator offered significant improvement to the quality of the graphics and improved the system's overall performance. The Company expects future revenues and expenses from graphics operations to be minor as it supports existing customers through third party agreements through March 1999 and offers customers the opportunity to purchase any additional quantities of Tseng product ("last time buy") necessary to support their ongoing product requirements, if any.

The Company is currently and will continue to explore opportunities to utilize its cash and stock to make acquisitions of or investments in a potential growth-stage company or growth-stage companies including but not limited to those that are technology-based.

Strategy

The Company intends to target the acquisition of or investment in a growth-stage company or growth-stage companies that either have an established revenue stream or are at the late stage of product or service development and can benefit from Tseng's business, operational and financial strength to execute their growth oriented business plans. Businesses in a wide variety of industries will be considered. Tseng is attempting to gain exposure to such businesses through direct communication of its investment strategy and through relationships with professionals that provide services to companies looking for growth capital. Targeted candidates, depending upon their stage of development, traditionally seek equity financing from three primary sources, namely, venture capital funds, corporate strategic investors and public stock offerings. Each of these sources has disadvantages for the growth company. Venture capital funds generally are established for a limited term and their primary goal is to maximize their financial return within a relatively short time-frame. A venture capitalist often seeks to liquidate its investment via sale or encouraging and early initial public stock offering, while providing little or no managerial or operational support to the emerging company. Corporate strategic investors are usually larger companies that invest in emerging companies in order to get access to a promising product or technology without incurring the initial cost of developing the new product or technology. These arrangements often involve both financing support to the growth companies as well as an arrangement under which the strategic investor obtains access to the products or technology of the growth company. Initial public offerings involve significant up-front costs to the company, may divert significant management attention from the execution of the business plan and completion involves significant risks many of which are out of the control of the company. Tseng believes that it offers acquisition or investment candidates the benefits of the "traditional" financial alternatives as well as access to experienced financial and operational managers, if required, to help it without the related drawbacks.

Prior Operations

Prior to the sale of its graphics development assets to ATI, the Company competed in the highly competitive and rapidly changing graphics technology marketplace. Sales of the Company's ET6000 graphic accelerator, which was introduced in November 1995 at Fall Comdex and began shipping in volume in the second quarter of 1996, represented approximately 72% and 65% of the Company's revenues in 1997 and 1996, respectively. At its introduction, the ET6000 was a state-of-the-art 128-bit graphics and multimedia engine that integrated a 2D graphics accelerator, high quality video processor, a revolutionary interface into Multibank(TM) DRAM and PCI interface. Total sales of the ET6000 were adversely impacted by both the market transition to 3D graphic accelerators and the high-solution costs for ET6000-based solutions as the cost of MDRAM utilized in ET6000 solutions did not keep pace with more industry-standard EDO memory prices which were utilized in most competitor solutions. In response to the market transition to 3D graphic accelerators, the Company attempted to develop and introduce a 3D graphics accelerator, the ET6300. In October 1997, the Company announced that it would not commercialize this product as it did not expect sales of this product would return the Company to profitability. At the same time, the Company announced it would focus on attempting to attract strategic partners and/or merger candidates in the technology industry. This effort resulted in the sale of the Company's graphics development assets to ATI in December 1997.

The Company had distributed its graphics products to its OEM customer base through an internal marketing and sales team located in Newtown, Pennsylvania supported domestically by a series of independent manufacturers representatives and internally by a sales and support office in Taipei, Taiwan with local distributors located in Hong Kong, Japan, Korea, Singapore and Taiwan. Manufacturers representatives located in Belgium, Germany and the United Kingdom were also used to support European customers.

During 1997, sales to the Company's three largest customers accounted for 42% of the Company's revenues. During 1996 and 1995, sales to the Company's two largest customers accounted for 38%, and 37%, respectively, of the Company's revenues. In addition, sales to unaffiliated distributors, primarily in the Far East, accounted for 9%, 12% and 12% of total revenues for 1997, 1996 and 1995, respectively. (See Note 8 to the Company's consolidated financial statements).

Total export sales, including those to the Far East distributors, represented approximately 58%, 43% and 59% of revenues during 1997, 1996 and 1995, respectively. As a significant portion of the Company's sales were export sales, the Company has historically been subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the US dollar which could increase the sales price in local currencies of the Company's products in foreign markets, tariffs, and other barriers and restrictions and the burden of complying with a wide variety of foreign laws.

The Company had maintained a staff of in-house engineers which were critical to its ability to develop new products. Following the sale of its graphics development assets to ATI, most of the Company's engineers accepted employment with ATI. Total research and development expense, including the one-time charge in 1996 discussed in Note 3 to the consolidated financial statements, was $8,778,000, $14,561,000 and $3,440,000 in 1997, 1996 and 1995, respectively.

The Company purchased substantially all of its product from one foundry. Most of the Company's products were manufactured using a .6 micron CMOS triple level metal process. The Company did not have a long term supply contract with its foundry. Historically the Company conducted its business with its foundries by written purchase orders which covered a period or range of periods. The Company purchased its product primarily in wafer and "known good die" forms and managed the assembly and test process. Product returns to date have not been significant.

ET6000 and ET6300 are trademarks of Tseng Labs, Inc. Personal Computer is a trademark of IBM Corporation. Multibank is a trademark of Mosys Corporation. Other brands and names are properties of their respective companies.


Factors Which May Affect Results

The Company has shifted its business focus from the development and sale of graphic accelerators to the acquisition of or investment in growth-stage companies. The competition to identify and acquire or invest in such target companies is intense. Many competitors for such target companies, including venture capitalist, corporate strategic partners and investment bankers, have more financial resources and greater experience in identifying and closing such transitions. In addition, many growth-stage companies are not successful in executing their business plans. Because of the uncertainties and risks involved in attempting to negotiate strategic partnerships, investments, mergers and/or acquisitions, no assurances can be given that the Company can identify one or more such transactions that can be consummated on terms acceptable to the Company, if at all. In addition, if completed, there can be no assurance that such transactions would return the Company to profitability. In addition, the consummation of one or more such transactions may require the Company to seek additional capital financing. Should the Company require additional capital, there can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on terms satisfactory to the Company.

Employees

As of March 1, 1998, the Company had 7 full-time employees. Of these, 2 were engaged in operations; 1 in customer service and support; and 4 in management, administrative and financial positions.

Item 2.  Properties

The Company currently leases 2,700 square feet for its corporate offices in Norristown, Pennsylvania. The facility is leased pursuant to a one-year lease with a one-year renewal option. The Company owns a building with 34,000 square feet in an industrial and office park in Newtown, Pennsylvania which was formerly used as its advanced research, product development facility and principal executive offices. This facility was leased to ATI in December 1997 for an initial 3-year term, with renewal options through 2007.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5. Market for the Company's Common Equity and Related Stockholders Matters

The Company's Common Stock is traded over-the counter under the symbol "TSNG". There were approximately 1,062 holders of record of the Company's Common Stock as of February 28, 1998. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock, as reported by the National Quotation Bureau.

                                                           Bid Prices
                                                     ---------------------
                                                       High          Low
                          1996:

                          First Quarter              $ 10.63      $  8.63
                          Second Quarter               13.06         8.38
                          Third Quarter                10.00         7.63
                          Fourth Quarter                6.38         3.00

                          1997:

                          First Quarter              $  4.63      $  2.94
                          Second Quarter                4.25         2.63
                          Third Quarter                 4.94         3.00
                          Fourth Quarter                3.88         1.25


On March 24, 1998, the closing bid price in the over-the-counter market of the Company's Common Stock, as reported by the National Quotation Bureau was $1.88. The high and low closing bid prices of the Company's Common Stock between January 1, 1998 and March 24 , 1998 were $1.88 and $1.25, respectively.

The Company has not paid a dividend since 1995. The Company does not anticipate paying cash dividends in the foreseeable future and currently intends to retain its cash for use in attempting to acquire or invest in a growth-stage company or growth-stage companies.

Item 6. Selected Financial Data

                                                 Year Ended December 31
                                      ------------------------------------------
                                       (In thousands, except per share amounts)

                                                             1997         1996        1995        1994         1993
                                                             ----         ----        ----        ----         ----
       Revenues                                            $8,015      $26,231     $37,115     $79,418      $75,526
       Net income (loss)                                  (11,429)     (13,965)        477       9,272       10,782
       Basic and diluted net income (loss) per share         (.60)        (.73)        .03         .49          .56
       Working capital                                     25,719       36,268      47,155      50,431       49,214
       Total assets                                        31,418       51,539      64,671      65,819       64,434
       Long-term debt                                          --           --          --          --           --
       Shareholders' equity                                28,320       45,228      58,395      59,861       56,674
       Cash dividends per share                                --           --         .10         .20          .10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements in this section other than historical statements constitute forward looking statements and actual results could materially differ from those expressed in any forward looking statements by the Company. See "Factors Which May Impact Results".

Results of Operations

Revenues for 1997 were $8,015,000, a 69% decrease from 1996 levels. The decrease is due to lower unit shipments and selling prices for the Company's ET6000-based products, which began shipping in volume in the second quarter of 1996. Volume and selling prices were adversely affected during 1997 by both the market transition to 3D graphics accelerators and high solution costs for ET6000 solutions which adversely impacted sales of ET6000-based solutions in a very cost-competitive 2D graphics marketplace. The ET6000 was designed to use 5 volt MDRAM and the cost of the MDRAM did not keep pace with more industry-standard EDO memory prices. In response to the market transition to 3D graphics accelerators, the Company expended significant resources to complete development of its first 3D graphics product, the ET6300, which was designed to work with
3.3 volt MDRAM. On October 21, 1997, the Company announced that it would not commercialize the ET6300 in light of problems with the price and availability of
3.3 volt MDRAM as sales of this product would not return the Company to profitability. In addition, the Company announced that in consideration of the lead time and research and development costs required to produce new graphics products, the Company would cease development efforts on future products and attempt to continue to complete 3D and multimedia technologies under development to attempt to attract strategic partners and/or merger candidates in the technology industry. In connection with the decision to cease developing new graphics products and attempt to position the Company to attract a strategic partner, the Company retained the services of Broadview Associates, reduced its workforce to personnel needed for this effort and recorded a pretax restructuring charge of approximately $2,031,000. In December 1997, the Company sold its graphics development assets to ATI and, in connection with the sale, recorded a one-time pretax loss on the sale of approximately $3,698,000. In connection with the October 21, 1997 announcement, the Company also announced that it would explore opportunities to utilize its cash and stock to make acquisitions of or investments in a potential growth-stage company or companies including but not limited to those that are technology-based. This effort is currently ongoing. Because of the uncertainties and risks involved in attempting to negotiate strategic partnerships, investments, mergers and/or acquisitions, no assurances can be given that the Company can identify one or more such transactions that can be consummated on terms acceptable to the Company, if at all. In addition, if completed, there can be no assurance that such transactions would return the Company to profitability.

Revenues for 1996 were $26,231,000, a 29% decrease from 1995 levels. The decrease was due primarily to the fact that shipments of ET6000-based products, which commenced in volume in the second quarter of 1996, were not sufficient to offset lower shipments and selling prices of the Company's second generation accelerator products as these products reached maturation in a rapidly evolving personal computer market. Sales volumes and selling prices of the Company's ET6000 chip were adversely affected during 1996 by both high solution costs for ET6000-based solutions as the ET6000 was designed primarily for use with MDRAM and MDRAM prices did not keep pace with more industry-standard EDO memory prices and the market transition at the high end of the graphics market to first generation 3D graphic accelerators which accelerated in the fourth quarter of 1996.

Cost of sales as a percentage of sales was 77% in 1997, 96% in 1996 and 78% in 1995, respectively. The decrease in costs as a percentage of revenues in 1997 is due both to a one-time charge in 1996 of $2,354,000 for reserves for 2D graphics inventory and purchase commitments and the increase in ET6000 revenues as a percentage of total revenues in 1997. Despite pricing pressures on ET6000 sales, margins on ET6000 sales were higher than on sales of the Company's older W32-based product line which contributed significantly to sales in the first half of 1996. ET6000 products were subject to severe pricing pressures in both 1997 and 1996 due to the competitive graphics market as a whole, high solution cost of ET6000 solutions as 5 volt MDRAM prices did not keep pace with EDO prices in either year and the transition to 3D graphics accelerators which accelerated in the fourth quarter of 1996. The increase in costs as a percentage of revenue in 1996 when compared to 1995 is due to the one-time charge of $2,354,000 discussed above, pricing pressures on the ET6000 due to the high solution costs of ET6000 based solutions as MDRAM price reductions did not keep pace with EDO price reductions in 1996, and pricing pressures on the Company's older W32-based product line which reached maturation in the rapidly changing graphics market.

Research and development expense in 1997 was $8,778,000, a 40% decrease from the $14,561,000 incurred in 1996. The 1996 expense includes a one-time charge of $8,660,000 related primarily to the write-off of investments and commitments in technologies related primarily to 2D graphics and related multimedia products. Excluding this one-time charge, research expenditures increased during 1997 by 49%. This increase was due to additional personnel and consulting costs to support development of the ET6300. As explained above, in October 1997, the Company announced it would not commercialize the ET6300 and stopped development of new graphics products. In December, the Company sold its graphics development assets to ATI. As the Company is no longer in the business of developing graphics products, unless and until the Company completes an investment or acquisition in a Company which may be involved in development activities, it does not expect to incur significant research and development costs in 1998. Research and development expense in 1996 was $14,561,000, a 323% increase from the $3,440,000 incurred in 1995. The increase was due to additional personnel and consulting costs to support the development of its third-generation graphics products, including completion of the ET6000 and development of the Company's first 3D graphics accelerator, as well as the one-time charge of $8,660,000 discussed above.

Selling, general and administrative expenses were $4,749,000, $9,239,000 and $6,328,000 in 1997, 1996 and 1995, respectively. The decrease in 1997 is due primarily to reductions in non-research personnel costs and lower selling and marketing expenditures. Included in expense for 1996 was approximately $1,838,000 of one-time charges related primarily to the write-down of an investment in a multimedia company and its refocus on 3D graphics. As a result of the sale of the graphics development assets to ATI in December 1997, the Company's operating expense level as it enters 1998 is substantially below 1997 historical operating levels. The increase in 1996 is due primarily to increased investments in personnel to enhance the Company's operations, marketing and sales efforts and the one-time charge of $1,838,000 referred to above.

The Company's effective income tax rate was a benefit of 28% and 34.6% in 1997 and 1996 and an expense of 17.6% in 1995. The primary reason for the reduced benefit recorded in 1997 is that the Company recorded a valuation allowance in 1997 as realization of deferred tax assets is not assured at December 31, 1997. The primary reason for the decrease in 1996 was lower pretax income.

Inflation is not expected to have an significant adverse impact on the Company's operations.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements results primarily from cash on hand, investment and rental income, operating cash flow generated from the last time buy program and the potential availability of additional debt and equity financing. The Company believes that these sources are sufficient to fund current working capital requirements as it wraps up its graphics operations and continues to seek to use its assets and stock to acquire or invest in a growth-stage company or companies. As a result of the Company's sale of its graphics development assets to ATI, unless and until the Company completes an investment or acquisition of a Company with significant research, sales and marketing or administrative expenses, it expects that such expenses during 1998 will be significantly below historical levels. There can be no assurance that the Company's existing sources of liquidity will be sufficient to complete one or more such transactions on terms acceptable to the Company, if at all. Should the Company be required to seek additional capital to complete one or more such transactions, there can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms.

Total working capital was $25,719,000 and $36,268,000 at December 31, 1997 and 1996, respectively. The Company's cash and short-term investments decreased to $22,751,000 at December 1997 from $22,912,000 at December 31, 1996. The slight decrease is due to cash used to fund operations and the purchase of 4,200,000 shares of common stock for $5,200,000 from the Company's former president and chief executive officer, offset by cash generated from the sale of the Company's graphics development assets to ATI.


Item 8. Consolidated Financial Statements and Supplementary Data

The index to the consolidated financial statements and financial statement schedule is listed in Item 14 on page 15.


Item 9. Disagreements with Accountants

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of March 24, 1998 are set forth below:

Name                           Age        Position
----                           ---        --------
John J. Gibbons                59         President, Chief Executive
                                          Officer and Director

Mark H. Karsch                 42         Senior Vice President, Chief Financial
                                          Officer and Director

Barbara J. Hawkins             53         Vice President and Chief
                                          Administrative Officer

Mark Dorfman                   54         Director

Christopher F. Sutphin         61         Director


Mr. Gibbons has been the Company's President and Chief Executive Officer since November 1997. From December 1996 until November 1997, Mr. Gibbons was Executive Vice President and Chief Operating Officer. From January 1996 to November 1996, Mr. Gibbons served as a consultant to the Company. Mr. Gibbons served as a the Company's Chief Financial Officer from January 1989 to May 1991, and as a Vice Chairman from May 1991 to December 1995. Mr. Gibbons has been a director of the Company since 1983 and Chairman since November 1997.

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

Mark Dorfman has been Director of Financial Management of Allegheny Health Education and Research Foundation since February 1996. From October 1994 to January 1996, Mr. Dorfman was President of Mark Dorfman & Company which was engaged in consulting and acquisition related activities. Mr. Dorfman was President of Quantum Development Corporation from February to September 1994. Prior to joining Quantum Development Corporation, Mr. Dorfman had been the Chief Operating Officer and Chief Financial Officer of Robec, Inc., a publicly-traded corporation, since January 1993, and had been the Vice President-Finance since December 1987. Mr. Dorfman was also a director of Robec.

Christopher F. Sutphin is President of C B Associates which is engaged in consulting, venture capital and real estate activities. Mr. Sutphin was Vice President of General Instrument from June 1987 to June 1990, and President of its Power Semiconductor Division from June 1987 to September 1990. Prior to that time, Mr. Sutphin was Senior Vice President of General Instrument's Components Group.

Item 11.  Executive Compensation

The following table summarizes all compensation paid to the Company's Chief Executive Officer and to each of the Company's most highly compensated executive officers other than the Chief Executive Officer for services rendered in all capacities to the Company during the fiscal 1997, 1996 and 1995, respectively.

                                                 SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                                                              Compensation
                                          Annual Compensation                    Awards
                                       -------------------------       --------------------------
                                                                                                      All Other
Name and                                                                                            Compensation
Principal Position                Year           Salary             Bonus(2)        Options       (1)(3)(4)(5)(6)(7)
                                 --------     ------------       --------------    ----------    ---------------------

Jack Tseng                         1997         $ 205,769               --            75,000           $73,366
President                          1996         $ 246,635               --            75,000           $76,497
                                   1995         $ 296,085          $ 71,005          150,000           $78,339

John J. Gibbons                    1997         $ 127,508          $ 25,749          155,000           $ 3,325
Executive Vice                     1996         $  15,984               --            10,000           $77,187
  President                        1995         $ 116,249          $  4,625           80,000           $ 3,234

John A. Vigna                      1996         $ 164,567               --            78,000           $18,173
Executive Vice President

David Kwok Ping Hui                1997         $ 174,001          $    749           55,000           $ 3,298
Executive Vice                     1996         $ 171,658               --            55,000           $ 3,334
   President                       1995         $ 169,768          $  6,100           90,000           $ 3,234

Mark H. Karsch                     1997         $ 130,678          $ 10,749           75,000           $ 3,225
Senior Vice President,             1996         $ 126,237               --            45,000           $ 3,334
 Chief Financial Officer           1995         $ 121,258          $  4,625           60,000           $ 3,234

Barbara J. Hawkins                 1997         $ 143,331          $    749           45,000           $ 3,225
Vice President,                    1996         $ 137,067               --            45,000           $ 3,334
 Chief  Administrative Officer     1995         $ 127,321          $  6,100           90,000           $ 3,234

(1) Represents amounts contributed by the Company for such executives under the Company's 401(k) Profit Sharing Plan.

(2) Pursuant to a study undertook by the Executive Compensation Committee completed during 1995, the base salary of Mr. Tseng was increased retroactive to January 1, 1994 to $250,000 and an additional bonus of $71,005 was awarded for 1994.

(3) Mr. Tseng's "Other Compensation" includes the present value of the interest free use of funds to fund a split dollar insurance policy of $70,041, $75,105 and $76,897 in 1997, 1996 and 1995, respectively, through
      Mr. Tseng's assumed retirement age of 62. This loan was repaid in January 1998.

(4) Mr. Gibbons "Other Compensation" includes $76,928 of consulting fees paid pursuant to a consulting agreement for 1996 which was in place prior to Mr. Gibbons rejoining the Company as Executive Vice President and Chief Operating Officer in December 1996. The consulting agreement terminated upon Mr. Gibbons re-commencement of employment with the Company.

(5) Mr. Vigna resigned as the Company's Executive Vice President and Chief Operating Officer effective December 2, 1996. In connection with the resignation, Mr. Vigna agreed to be available as an advisor to the Company's Board of Directors for a period not to exceed 6 months from the date of his resignation. Additional compensation payable to Mr. Vigna during this advisory period was $87,500.

(6) Mr. Tseng resigned as the Company's President and as a Director of the Company effective October 31, 1997. In connection with his resignation, Mr. Tseng will receive severance payments for a period of 30 months from the date of his resignation. Additional compensation payable to Mr. Tseng during this period will aggregate $625,000.

(7) Mr. Hui resigned as the Company's Executive Vice President and as a Director of the Company effective December 26, 1997. In connection with his resignation, Mr. Hui will receive payments for a period of 22 months from the date of his resignation. Additional compensation payable to Mr. Hui during this period will aggregate $319,000.

                                  STOCK OPTIONS


The following tables summarize options grant to, and exercises by, the Company's Chief Executive Officer and to each of the Company's most highly compensated executive officers other than the Chief Executive Officer during fiscal 1997, and the value of the options held by each such person at the end of fiscal 1997.


                       OPTIONS GRANTED IN LAST FISCAL YEAR


                                                                                                 Potential Realizable Value at
                                                                                                  Assumed Rates of Stock Price
                                       Individual Grants                                        Appreciation for Option Term (4)
                 ---------------------------------------------------------------------------    ---------------------------------
                                           % of Total
                  Number of Securities      Options
                      underlying            Granted            Exercise
                       Options           to Employees in         Price           Expiration
Name                  Granted (1)          Fiscal Year         ($/Sh) (2)         Date (3)             5% ($)           10% ($)
----             --------------------    ----------------    -------------    ---------------     ---------------   --------------

Jack Tseng             75,000                 17.0%              $2.94          Aug. 4, 2000         $ 138,671        $ 351,420

John J. Gibbons        55,000                 12.5%              $2.94          Mar. 31, 2007        $ 101,692        $ 357,708
                      100,000                 22.7%              $1.38          Dec. 21, 2007        $  86,778        $ 219,936

David Kwok Ping Hui    55,000                 12.5%              $2.94          Jan. 24, 2000        $ 101,692        $ 357,708

Mark H. Karsch         45,000                 10.2%              $2.94          Mar. 31, 2007        $  83,203        $ 210,852
                       30,000                  6.8%              $1.38          Dec. 21, 2007        $  26,036        $  65,981

Barbara J. Hawkins     45,000                 10.2%              $2.94          Mar. 31, 2007        $  83,203        $ 210,852




(1) Options granted in fiscal 1997, with the exception of the 100,000 share grant to Mr. Gibbons and the 30,000 share grant to Mr. Karsch, vest on the first anniversary of the date of the grant. The 100,000 and 30,000 share grants to Messrs. Gibbons and Karsch vested immediately upon grant.

(2) The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant.

(3) The options have a term of 10 years, subject to earlier termination in certain events related to termination of employment. Messrs. Tseng's and Hui's employment with Tseng terminated during 1997.

(4) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

                       AGGREGATED OPTION EXERCISES IN 1997

                            AND YEAR-END OPTION VALUES




                                                                                                     Value of
                                                                  Number of                         Unexercised
                                                                 Unexercised                       In-the-Money
                                                                 Options at                         Options at
                    Shares                                      1997 Year-End                    1997 Year-End (1)
                   Acquired
                      on              Value                Exer-            Unexer-            Exer-           Unexer-
Name               Exercise        Realized (1)           cisable           cisable           cisable          cisable
-------------    -------------    ---------------      ---------------    -------------    --------------    ------------
Jack Tseng            -            $     -                153,612              -            $      -          $     -

John J. Gibbons       -            $     -                262,500            55,000         $   37,500        $     -

John A. Vigna         -            $     -                105,000              -            $      -          $     -

David Kwok Ping Hui   -            $     -                175,123              -            $      -          $     -

Mark H. Karsch        -            $     -                190,714            71,786         $   11,250        $     -

Barbara J. Hawkins    -            $     -                175,500            72,000         $      -          $     -



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

In March 1997, the Company canceled and reissued 1,094,600 options held by non-officers which had been outstanding under the Plans. In April 1997, the Company allowed its officers (as the term "officer" is defined in Rule 166-1(f) under the Securities Exchange Act of 1934, as amended), to exchange 1,065,000 options with an average exercise price of $8.77 per share for 937,500 options with an average exercise price of $2.94 per share.

At December 31, 1997, the Company had outstanding options to purchase an aggregate of 1,958,485 shares of Common Stock at exercise prices ranging from $1.38 to $10.38 per share, with a weighted average per share exercise price of $3.43. A total of 2,263,308 shares of Common Stock are available for future issuance under the Plans.


Non-Employee Director Compensation

Directors who are not employees receive a base annual retainer of $20,000 plus reimbursement for out-of-pocket expenses. During 1997, the outside directors each received an additional $10,000 in directors fees due to a significant increase in number of meetings held during 1997. No additional fees were paid in 1996 or 1995. The Company also has a stock option plan for non-employee directors ("Directors Plan") under which the outside directors are granted options at fair market value to purchase Common Stock. Directors receive options to purchase 20,000 shares of Common Stock upon their initial election to the Board and additional options for every two years of service on the Board. The options vest 50% at grant and 50% on the first anniversary of grant. The Directors plan also provides that the Board may modify the number of shares subject to automatic grant, permits the Board to make other grants to non-employee directors and grants the Board flexibility with respect to vesting and acceleration of vesting of outstanding options. During 1997, the Board made discretionary grants of options to purchase 10,000 shares of Common Stock to each non-employee director at fair market value on the date of the grant. At December 31, 1997, a maximum of 127,500 additional options may be granted under the plan. At December 31, 1997, 140,000 options were outstanding under the plan at an average exercise price of $5.98 per share. There were no options exercised by outside directors in 1997, 1996 and 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 24, 1998, as to shares of the Company's Common Stock beneficially owned by: (i) each shareholder known to beneficially own more than 5% of the Company's Common Stock, (ii) each director, (iii) each of the Company's executive officers named in the Summary Compensation Table, included in Item 11 "Executive Compensation," and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, each person named below, either alone or together with such person's family, had sole voting power and investment power with respect to the shares listed next to such person's name.

                                         Number of Shares          Percent of
Name of Beneficial Owner (1)             Beneficially Owned       Common Stock
-----------------------------------    ---------------------  ------------------
John J. Gibbons.....................          337,512 (2)             2.1%
Mark H. Karsch......................          249,307 (3)             1.5%
Christopher F. Sutphin..............          110,000 (4)              *
Mark Dorfman........................           47,000 (5)              *
Directors and executive officers as
  a group (7 persons)...............        1,257,565 (6)             7.7%
Jack Tseng..........................        1,527,612 (7)             9.3%

-------------------
*less than 1%

(1) The address for all persons listed in this table, with the exception of Mr. Tseng, is c/o Tseng Labs, Inc., 18 W. Airy Street, Suite 100, Norristown, Pennsylvania 19401. The address for Mr. Tseng is 6029 Atkinson Road, New Hope, Pennsylvania 18938.

(2) Includes 317,500 shares underlying options exercisable within 60 days of March 31, 1998.

(3) Includes 249,107 shares underlying options exercisable within 60 days of March 31, 1998.

(4) Includes 80,000 shares underlying options exercisable within 60 days of March 31, 1998.

(5) Includes 40,000 shares underlying options exercisable within 60 days of March 31, 1998.

(6) Includes a total of 1,200,353 shares underlying options either currently exercisable or exercisable within 60 days of March 31, 1998.

(7) Shares are owned by Mr. Tseng and his wife as joint tenants. Includes 240,000 shares owned by Mr. and Mrs. Tseng's minor children, as to which Mr. and Mrs. Tseng disclaim beneficial ownership. Includes 153,612 shares issuable upon exercise of options within 60 days of March 31, 1998 which were granted to Mr. Tseng while he served as the Company's President.

Item 13.  Certain Relationships and Related Transactions

In November 1997, Jack Tseng, the Company's former president and chief executive officer, resigned effective October 31, 1997. Included in the restructuring charge recorded by the Company in the fourth quarter of 1997 (see Note 3 to the consolidated financial statements), is a one-time charge of approximately $700,000 related to this resignation.

Subsequent to the resignation discussed above, in December 1997, the Company repurchased 4,000,000 shares of stock from the Company's former chief executive officer and his family for $5,200,000. The repurchased shares are recorded as treasury stock in the Company's December 31, 1997 balance sheet.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:                 Page
                                                                          -----
(1)  Consolidated Financial Statements

       Report of Independent Public Accountants                            F-1

       Consolidated Balance Sheets--December 31, 1997 and 1996             F-2

       Consolidated Statements of Operations-
       Years Ended December 31, 1997, 1996 and 1995                        F-3

       Consolidated Statements of Shareholders' Equity-
       Years Ended December 31, 1997, 1996 and 1995                        F-4

       Consolidated Statements of Cash Flows-
       Years Ended December 31, 1997, 1996 and 1995                        F-5

       Notes to Consolidated  Financial Statements                         F-6

(2)  Financial Statement Schedule

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

          9.  None

     **10-a. Lease Agreement dated January 8, 1987, among Jeyan Boulton, John Boulton and Tseng Labs, Inc.

     **10-b.  Tseng Labs, Inc. Nonqualified Stock Option Plan

     **10-c. Agreement for Acquisition of Stock and Plan of Reorganization dated May 1, 1986, among Telan Corporation et al. and Tseng Labs, Inc., John J. Gibbons et al.

     **10-d. Volume Sales Agreement dated August 1, 1986, between Tseng Labs, Inc. and NEC Home Electronics (U.S.A.) Inc.

    ***10-e.  Tseng Labs, Inc. 1991 Stock Option Plan

    ***10-f.  Tseng Labs, Inc. 1991 Special Directors Stock Option Plan

   ****10-g.  Tseng Labs, Inc. 1995 Stock Option Plan

  *****10-h.  Severance Agreement between Tseng Labs, Inc. and Jack Tseng dated
              November 11, 1997

 ******10-i.  Asset Purchase Agreement between Tseng Labs, Inc. and ATI
              Research, Inc. dated as of December 16, 1997.

                                                                          Page
                                                                          ----
         11.   See Note 2 of Notes to Consolidated Financial Statements

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

***** File incorporated by reference to Exhibit of same number filed with Registrant's Form 10-Q for quarter ended September 30, 1997.

****** File incorporated by reference to Exhibit 10 filed with the Registrant's Form 8-K dated December 16, 1997.

Exhibits and Form 8-K
---------------------

(a)   Exhibits
      Number          Exhibit
      --------        -------
       10.1           Asset Purchase Agreement between Tseng Labs, Inc. and
                      ATI Research, Inc. Dated as of December 16, 1997.

(b)   Reports on Form 8-K
      The Company filed a Current report on Form 8-K, dated December 16, 1997, reporting under Item 2 the sale of its graphics development assets to ATI Research, Inc. The Company also reported under Item 5, the repurchase of
      4.2 million shares of its common stock from Jack Tseng, its former president and chief executive officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TSENG LABS, INC.


                                     By: /s/JOHN J. GIBBONS
                                         ------------------
                                        John J. Gibbons, Chief Executive Officer

Dated March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Title                                 Date
----                       ---------                              ------

/s/JOHN J. GIBBONS           Chief Executive Officer and        March  27, 1998
------------------           Director
John J. Gibbons


/s/MARK H. KARSCH            Chief Financial Officer and        March  27, 1998
-----------------            Director
Mark H. Karsch


/s/BARBARA J. HAWKINS        Vice President (Principal          March  27, 1998
---------------------        Accounting Officer)
Barbara J. Hawkins

/s/MARK DORFMAN
---------------              Director                           March  27, 1998
Mark Dorfman

/s/CHRISTOPHER F. SUTPHIN
-------------------------    Director                           March  27, 1998
Christopher F. Sutphin

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Tseng Labs, Inc:

We have audited the accompanying consolidated balance sheets of Tseng Labs, Inc. (a Utah corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tseng Labs, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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






                                                   ARTHUR ANDERSEN LLP




Philadelphia, Pa.
February  6, 1998

                        TSENG LABS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                          December 31
                                                    ------------------------
ASSETS                                                 1997         1996
------                                              -----------  -----------

CURRENT ASSETS:
  Cash and cash equivalents                         $   19,178   $    7,996
  Short-term investments                                 3,573       14,916
  Accounts receivable, net of allowance for
    doubtful accounts of $389 and
    $168, respectively                                   1,294        5,165
  Inventories                                               33        2,369
  Recoverable income taxes                               3,588        5,824
  Note receivable                                           -         4,441
  Other receivables                                      1,004           -
  Prepaid expenses and other                               147          877
                                                    ----------   ----------
     Total current assets                               28,817       41,588
                                                    ----------   ----------

PLANT AND EQUIPMENT:
  Land and buildings (Note 1)                            3,125        2,972
  Equipment                                                 92       11,400
  Furniture and fixtures                                    19          719
                                                    ----------   ----------
                                                         3,236       15,091
  Less-Accumulated depreciation                          (677)      (5,758)
                                                    ----------   ----------
   Net plant and equipment                               2,559        9,333
                                                    ----------   ----------
OTHER ASSETS                                                42          618
                                                    ----------   ----------
                                                    $   31,418   $   51,539
                                                    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                  $      309   $   2,098
  Accrued expenses                                       2,789       3,222
                                                    ----------   ---------
     Total current liabilities                           3,098       5,320
                                                    ----------   ---------

DEFERRED INCOME TAXES                                     -            991
                                                    ----------   ---------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Common stock, $.005 par value
    authorized 50,000,000 shares:
    issued 19,632,587 shares
    in 1997 and 19,604,087
    shares in 1996                                         98          98
  Additional paid-in-capital                           11,009      11,113
  Retained earnings                                    27,231      38,660
                                                     --------    --------
                                                       38,338      49,871
  Less-Treasury stock at cost, 4,544,250 and
    519,250 shares, respectively                      (10,018)     (4,643)
                                                     --------    --------
   Total shareholders' equity                          28,320      45,228
                                                     ========    ========
                                                     $ 31,418    $ 51,539
                                                     ========    ========

        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)



                                                    Year Ended December 31
                                           -------------------------------------
                                               1997         1996         1995
                                           -----------   ----------   ----------

NET SALES                                   $   8,015    $  26,231    $  37,115
COST OF SALES                                   6,172       25,255       28,930
                                            ---------    ---------    ---------
   Gross Profit                                 1,843          976        8,185

RESEARCH AND DEVELOPMENT                        8,778       14,561        3,440
SELLING, GENERAL AND ADMINISTRATIVE             4,749        9,239        6,328
LOSS ON SALE OF GRAPHICS OPERATIONS (Note 1)    3,698          -            -
RESTRUCTURING EXPENSE (Note 3)                  2,031          -            -
                                            ---------    ---------    ---------
  Operating loss                              (17,413)     (22,824)      (1,583)
INTEREST INCOME                                 1,534        1,487        2,162
                                            ---------    ---------    ---------
  Income (loss) before income taxes           (15,879)     (21,337)         579

INCOME TAX PROVISION (BENEFIT)                 (4,450)      (7,372)         102
                                            ---------    ---------    ---------

NET INCOME (LOSS)                           $ (11,429)   $ (13,965)   $     477
                                            =========    =========    =========
BASIC AND DILUTED NET INCOME (LOSS)
  PER SHARE                                 $    (.60)   $    (.73)   $     .03
                                            =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING            18,975       19,020       18,941
                                            =========    =========    =========


        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    (In thousands, except per share amounts)


                                                 Common Stock
                                           -------------------------
                                                                         Additional                                      Total
                                                             Par          Paid-in       Retained       Treasury       Shareholders'
                                              Shares        Value         Capital       Earnings         Stock           Equity
                                           -----------    ----------    -----------    -----------    -----------     -------------

BALANCE, JANUARY 1, 1995                    19,435,987      $  97        $  9,997        $ 54,039       $ (4,272)        $ 59,861
  Exercise of stock options                     47,500         -              292             -               -               292
  Tax benefit from exercise of
    nonqualified stock options                    -            -               27                             -                27
  Cash dividends, $.10 per common share           -            -               -           (1,891)            -            (1,891)
  Purchase of treasury stock                      -            -               -              -             (371)            (371)
  Net income                                      -            -               -              477             -               477
                                            ----------     ------       ---------       ---------      ---------        ---------
BALANCE, DECEMBER 31, 1995                  19,483,487         97          10,316          52,625         (4,643)          58,395
  Exercise of stock options                    120,600          1             630             -               -               631
  Tax benefit from exercise of
    nonqualified stock options                    -            -              167             -               -               167
  Net loss                                        -            -               -          (13,965)            -           (13,965)
                                            ----------     ------       ---------       ---------      ---------        ---------
BALANCE, DECEMBER 31, 1996                  19,604,087         98          11,113          38,660         (4,643)          45,228
  Exercise of stock options                     28,500         -               83             -               -                83
  Tax benefit from exercise of
    nonqualified stock options                    -            -             (187)                                           (187)
  Purchase of treasury stock                      -            -               -                          (5,375)          (5,375)
  Net loss                                        -            -                          (11,429)            -           (11,429)
                                            ----------     ------       ---------       ---------      ---------        ---------
BALANCE, DECEMBER 31, 1997                  19,632,587     $   98       $  11,009       $  27,231      $ (10,018)       $  28,320
                                            ==========     ======       =========       =========      =========        =========




        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                Year Ended December 31
                                                                     -------------------------------------------------

                                                                         1997              1996              1995
                                                                     -------------     -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $ (11,429)         $ (13,965)         $   477
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities-
     Depreciation and amortization                                       1,985              2,455            2,889
     Loss on sale of graphics operations                                 3,698               -                 -
     Deferred income taxes                                                (991)            (1,320)              64
     Deferred costs write-off                                              -                5,718              -
     (Increase) decrease in--
          Accounts receivable,  net                                      3,871                759            4,667
          Inventories                                                    2,336              1,205              378
          Recoverable income taxes                                       2,236             (5,178)            (646)
          Prepaid expenses and other                                       730                248             (678)
          Other receivables                                             (1,004)               -                -
          Other assets                                                     576              1,421             (570)
     Increase (decrease) in--
          Accounts payable                                              (1,789)              (736)            (304)
          Accrued expenses                                                (433)             2,091              558
                                                                      ---------        ----------         --------
 Net cash provided by (used in) operating activities                      (214)            (7,302)           6,835
                                                                      ---------        -----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                                        (1,119)            (3,069)          (2,211)
 Proceeds from sale of graphics operations, net                          2,023                -                -
 Increase in deferred costs                                                -               (2,924)          (1,982)
 Net sale (purchase) of short-term investments                          11,343             15,294          (28,810)
 Decrease (increase) in note receivable                                  4,441             (3,638)             -
                                                                      --------         ----------         ---------
 Net cash provided by (used in) investing activities                    16,688              5,663          (33,003)
                                                                      --------         ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                                    83                631              292
 Dividends paid                                                            -                  -             (1,891)
 Purchase of treasury stock                                             (5,375)               -               (371)
                                                                       --------         ----------         ---------
 Net cash provided by (used in) financing activities                    (5,292)               631           (1,970)
                                                                      --------         ----------         ---------
 Net increase (decrease) in cash and cash equivalents                   11,182             (1,008)         (28,138)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             7,996              9,004           37,142
                                                                      --------         ----------         ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 19,178         $    7,996         $  9,004
                                                                      ========         ==========         ========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                          $    -           $       20         $    707
                                                                      ========         ==========         ========

        The accompanying notes are an integral part of these statements.

                        TSENG LABS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BACKGROUND:

Tseng Labs, Inc. was a developer of custom semiconductor devices and board level enhancement products that expand the graphics capabilities and performance of IBM and IBM-compatible personal computers. The Company's primary operations were located in the United States. The Company sold its products primarily to computer systems manufacturers (OEMs), video subsystem and video add-in board manufacturers in the United States, Europe and Asia. In December 1997, the Company sold its graphics design assets to ATI Technologies Inc. (ATI) for approximately $3,000,000 in cash, and the assumption of certain employee incentive payments. The Company received approximately $2,500,000 of the proceeds in cash with the remaining $500,000 in escrow for distribution in June 1998, pending resolution of certain items specified in the purchase agreement. The sale resulted in the Company recording a one-time pretax charge of approximately $3,698,000. In connection with the purchase of the Company's graphic design assets, ATI received certain rights in the Company's intellectual property and entered into a three-year lease for the Company's former offices and design center, with renewal options through 2007. Annual rent during the initial 3-year term of the lease is approximately $330,000 plus assumption of specified operating and maintenance expenses on the facility.

The Company will continue to support existing products primarily through third party support agreements through March 1999 and has commenced a "last-time" buy program for its customer base. The Company expects future revenues from its graphics operations to be minor.

The Company is currently and will continue to explore opportunities to utilize its cash and stock to make acquisitions of or investments in a growth-stage company or companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the accounts of Tseng Labs, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues and expenses during a reporting period. The Company has historically operated in very competitive and rapidly changing markets. Actual results could differ from management estimates.

Inventories

Inventories, which consist of materials, labor and overhead, are stated at the lower of weighted average cost or market and consist of the following (in thousands):

                                                  December 31
                                         -------------------------------
                                              1997            1996
                                              ----            ----
       Purchased parts                       $  10           $  769
       Finished goods                           23            1,600
                                             -----           ------
                                             $  33           $2,369
                                             =====           ======

Plant and Equipment

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

       Building                         25  years
       Equipment                        3-7 years
       Furniture and Fixtures           10  years

Depreciation expense was $1,985,000, $1,432,000, and $1,080,000 in 1997, 1996,
and 1995, respectively.


Deferred Costs

Research and development costs incurred in developing the Company's proprietary chips are charged to expense as incurred until technological feasibility has been established. Thereafter, all costs incurred in refining and testing the chips are capitalized. These deferred costs are amortized on a product-by-product basis over the estimated revenue stream of the related product. Management periodically evaluates whether factors indicate that there is an impairment of the deferred costs and, accordingly, the carrying value is adjusted to reflect such impairment, if any. In 1997, due to the volatility of the graphics market and difficulty in estimating future revenue streams, all refining and testing costs were charged to expense as incurred. In the fourth quarter of 1996, the Company determined that its investment and future commitments of $8,660,000 related primarily to its current generation 2D graphics and multimedia products was not recoverable over the revenue stream of future 2D graphics products. Accordingly, the entire balance was written-off. During 1995, the Company wrote-off approximately $307,000 of deferred costs which were identified as not recoverable over the revenue stream of future generation products. Amortization of deferred costs was $1,023,000 in 1996, and $1,451,000 in 1995, respectively.

Net Income (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective December 15, 1997 (SFAS No.128). Under SFAS No. 128, basic net income (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding each period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The impact of the assumed exercise of outstanding employee options increased the assumed shares outstanding for purposes of calculating diluted earnings per share by approximately 42,000 shares (less than 1%) in 1995. The assumed exercise of employee stock options was anti-dilutive in both 1997 and 1996. The effect of this accounting change did not have a material impact on 1996 and 1995 reported earnings per share.

Cash and Short-Term Investments

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

In accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities", management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1997 and 1996, all of the Company's short-term investments were U.S. Government securities which have been classified as hold to maturity and reflected at amortized cost in the accompanying balance sheets. The estimated fair value of each investment approximated cost at December 31, 1997 and 1996.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts and notes receivable. By policy, the Company places its short-term investments only with high-quality financial institutions and, other than U.S. Government Treasury instruments, limits the amounts invested in any one institution or type of investment. Substantially all of the Company's accounts receivable are derived from sales to manufacturers of computer systems, subsystems and value-added resellers. The Company performs ongoing credit evaluations of its customers' financial condition. Approximately 58%, 43%, and 59% of the Company's sales in 1997, 1996, and 1995, respectively, were export sales. To date, substantially all such sales have been in U.S. dollars. To reduce credit risk, the Company generally requires international customers to furnish letters of credit. Historically, the Company has not incurred material credit-related losses.

Revenue Recognition

Revenue is recognized upon product shipment. Accruals for estimated sales returns and allowances are recorded at the time of sale.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation"(SFAS No. 123). SFAS No. 123 established financial and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity securities to acquire goods or services from non-employees. The Company has adopted the disclosure requirement of this statement (see Note 6).

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have an effect on the Company's financial reporting.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

3. ONE-TIME CHARGES:

In the fourth quarter of 1997 and prior to the sale of its graphics development assets to ATI (see Note 1), the Company announced and implemented a restructuring program involving the resignation of its former president and chief executive officer, a reduction in staff to those essential to support existing customers and further development of 3D and multimedia technologies under development, and the adoption of an acquisition/divestiture strategy. In connection with this restructuring, the Company recorded one-time pretax charges totaling $2,031,000 relating primarily to severance benefits for the terminated employees.

In the fourth quarter of 1996, the Company announced its intention to focus its efforts on 3D graphics products and, in connection therewith, recorded one-time pretax charges of $13,899,000. The charges related primarily to inventory reserves on 2D graphics products and purchase commitments ($2,354,000), pricing adjustments made to certain customers due to significant ET6000 price reductions in the fourth quarter ($1,047,000), the write-off of investments and commitments in technologies related primarily to 2D graphics and multimedia products ($8,660,000), the write-down of an investment in a multimedia company ($1,180,000) and other costs related primarily to this refocus ($658,000).

In the fourth quarter of 1995, the Company recorded a charge to cost of sales of approximately $735,000 related to a potential decline in the market value of certain older technology-based inventory.

4. NOTE RECEIVABLE:

In April 1996, the Company amended and expanded a secured loan agreement with the entity that designed, manufactures and markets Multibank DRAM (MDRAM). Under the expanded agreement, the Company advanced this entity $6,500,000 in the form of a secured, interest bearing note. The balance of the note (approximately $4,441,000) was repaid during the first quarter of 1997.

5. INCOME TAXES:

The provision (benefit) for income taxes is comprised of the following (in thousands):

                                          1997          1996            1995
                                          ----          ----            ----
           Federal-
             Current                   $ (3,459)      $ (6,042)       $     12
             Deferred                      (991)        (1,320)             64
                                       --------       --------        --------
                                         (4,450)        (7,362)             76
                                       --------       --------        --------
           State-
             Current                        -              (10)             26
             Deferred                       -               -               -
                                       --------       --------        --------
                                            -              (10)             26
                                       --------       --------        --------
                                       $ (4,450)      $ (7,372)       $    102
                                       ========       ========        ========

Income tax expense differs from the amount currently payable because certain revenues and expenses are reported in different periods for financial reporting and tax purposes. The principal differences involve the timing of deducting software development costs and valuation reserves, and different methods used in computing financial statement and tax depreciation.


A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                          1997          1996            1995
                                          ----          ----            ----
           Federal statutory rate        (34.0%)       (34.0%)          34.0%
           State income taxes, net
            of federal benefit              -             -              3.0
           Increase in valuation
            allowance                      6.0            -               -
           Tax credits utilized             -            (.6)          (23.0)
           Other                            -             -              3.6
                                         -------       ------         ------
                                         (28.0%)       (34.6%)          17.6%
                                         =======       ======         =======

The Company has U.S. net operating loss carryforwards and research and development credit carryforwards of approximately $543,000 and $398,000 respectively, which will be available to offset regular taxable U.S. income during the carryforward period (through 2012). U.S. tax laws impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of benefits that would be available to offset future taxable income each year. Deferred tax assets consist of the following at December 31, 1997:

                                                                1997
                                                             -------
           Net operating loss carryforwards                  $   185
           Tax credit carryforwards                              398
           Restructuring reserves not currently deductible       551
           Inventory                                             204
           Other reserves not currently deductible               492
                                                             -------
           Total deferred tax asset                            1,830
           Less - valuation allowance                         (1,830)
                                                             =======
           Net deferred tax asset                            $  --
                                                             =======

The Company has provided a full valuation allowance on its deferred tax assets due to uncertainty surrounding their realization. The Company's deferred tax assets, both individually and in the aggregate, were not material at December 31, 1996 and 1995.

6. STOCK OPTION PLANS:

The Company's 1995 stock option plan permits the issuance of either incentive or nonqualified stock options to employees and nonqualified options to key consultants. A maximum of 3,000,000 shares of common stock has been reserved for issuance under this plan. The Company also has two additional nonqualified stock option plans (the 1991 and 1984 stock option plans) under which a maximum of 3,000,000 shares of common stock have been reserved for issuance. Options under all three plans must be granted at a price not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the plans become exercisable as determined by the Stock Option Committee of the Board of Directors at the time of the grant and may have terms extending to 10 years.

A summary of stock option activity related to these plans is as follows:

                                                                     Aggregate
Outstanding Options               Number           Price Range         Price
--------------------------    --------------    ----------------    ------------
Balance, January 1, 1995           750,900         $2.66-18.13      $ 7,889,151
 Granted                         1,231,200           5.63-9.13        8,783,000
 Exercised                         (47,500)          3.00-5.63         (261,937)
 Canceled                         (275,000)         5.63-18.13       (3,312,092)
                               ------------      -------------      -----------
Balance, December 31, 1995       1,659,600          3.00-13.75       13,098,122
 Granted                         1,308,550          5.75-10.50        9,015,994
 Exercised                        (109,600)          2.66-6.63         (562,825)
 Canceled                         (325,750)         5.75-10.50       (2,754,769)
                               ------------      -------------      -----------
Balance, December 31, 1996       2,532,800          3.00-13.75       18,796,522
 Granted                         2,473,100           2.94-3.75        7,067,362
 Exercised                         (28,500)          2.94-3.00          (83,844)
 Canceled                       (3,018,915)         2.94-13.75      (19,056,412)
                               ------------      -------------      -----------
Balance, December 31, 1997       1,958,485        $1.38-10.375      $ 6,723,628
                               ------------      -------------      -----------

As of December 31, 1997, a maximum of 1,980,992, 281,490 and 826 additional options may be granted under the 1995, 1991 and 1984 plans, respectively. There were 1,705,167 options with an average exercise price of $ 3.51 per share exercisable at December 31, 1997. The options expire on various dates through 2007.

In March 1997, the Company canceled and reissued 1,094,600 options held by non-officers which had been outstanding under the plans. The options had an average price of $6.08 per share. The re-issue price was $2.94 per share. In April 1997, the Company allowed its officers to exchange 1,065,000 options with an average exercise price of $8.77 per share for 937,500 options with an average exercise price of $2.94 per share.

The Company's 1991 Special Directors Stock Option Plan, as amended and restated in 1997, provides that outside Directors receive options upon their initial election to the Board and additional options for every two years of service on the Board. The options vest 50% at grant and 50% on the first anniversary of grant. The Directors Plan also provides that the Board may modify the number of shares subject to automatic grant, permits the Board to make other grants to non-employee directors and grants the Board flexibility with respect to vesting and acceleration of vesting of outstanding options. A maximum of 300,000 shares have been reserved for grant under the plan. As of December 31, 1997, a maximum of 127,500 additional options may be granted under this plan. At December 31, 1997, 140,000 options were outstanding under the plan at an average exercise price of $5.98 per share. No options were exercised by the outside directors in 1997, 1996 or 1995.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations in accounting for its stock option plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was adopted by the Company in 1996. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under FASB Statement No. 123, the Company's net income (loss) would have been reduced to the following pro forma amounts:

                                            Year Ended December 31
                                       1997          1996           1995
                                       ----          ----           ----
 Net income (loss)-
    As reported                   $(11,429,000)   $(13,965,000)   $ 477,000
    Pro forma                     $(13,557,000)   $(15,967,000)   $ (35,000)

 Basic and diluted net income
  (loss) per share
    As reported                      $ (.60)         $ (.73)        $.03
    Pro forma                        $ (.73)         $ (.84)        $ -

The fair value of the options granted during 1997, 1996 and 1995 has been calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield - 0.0%, volatility - 70.%, risk-free interest rate - 6.0%, and an expected life of 2-4 years.


7. COMMITMENTS AND CONTINGENCIES:

The Company purchased all of its video graphics chips from independent foundries. During 1997 and 1996, the Company purchased substantially all its video graphics chips from one foundry. The use of third parties to manufacture, package and test the Company's products involves a number of significant risks including, but not limited to, the absence of adequate capacity to produce the Company's products, unavailability of, or interruptions in access to the process technologies necessary to manufacture the Company's products, the absence of guaranteed manufacturing capacity and reduced control over delivery schedules, manufacturing yields and costs. The Company has various purchase commitments, including commitments to its foundries, for materials and supplies used in the ordinary course of business.

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


8. EXPORT SALES AND MAJOR CUSTOMERS:

The Company's primary operations are located in the United States. The Company sold its products primarily into the personal computer market in the United States, Europe and Asia. Sales into the Asian market were primarily through six unaffiliated distributors. Total export sales, including sales to the distributors discussed above, were 58%, 43%, and 59% of the Company's sales in 1997, 1996 and 1995, respectively. As a significant portion of the Company's sales are export sales, the Company has been subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the US dollar which could increase the sales price in local currencies of the Company's products in foreign markets, tariffs, and other barriers and restrictions and the burden of complying with a wide variety of foreign laws.

Three customers accounted for 42% of revenues in 1997. Two customers accounted for 38% and 37% of revenues in 1996 and 1995, respectively.


9. RELATED-PARTY TRANSACTIONS:

In November 1997, Jack Tseng, the Company's former president and chief executive officer, resigned effective October 31, 1997. Included in the restructuring charge recorded by the Company in the fourth quarter of 1997 (see Note 3), is a one-time charge of approximately $700,000 related to this resignation.

Subsequent to the resignation discussed above, in December 1997, the Company repurchased 4,000,000 shares of stock from the Company's former Chief Executive Officer and his family for $5,200,000. The repurchased shares are recorded as treasury stock in the accompanying balance sheet.

The Company had participated in two rounds of financing and has invested $1,000,000 in a minority interest in preferred stock of a start-up multimedia product company. The Company has also advanced this entity $359,000 in the form of a secured loan. In connection with an additional round of financing, which closed in the first quarter of 1997, the Company agreed to significant dilution in its ownership percentage and to forgive 50% of the secured note, the balance of which was repaid during 1997. The write-down of this investment and impact of the debt forgiveness is included in the one-time charge for 1996 described in
Note 3. Sales to this entity were approximately $47,000, $364,000 and $180,000 in 1997, 1996 and 1995, respectively.

The Company had entered into a split-dollar insurance agreement with a trust established by Jack Tseng pursuant to which the Company advance funded the premium costs of a whole life insurance policy that pays a death benefit to the trust of not less than $10 million upon the death of Mr. Tseng. The premium advances are secured by a note and a collateral assignment agreement with respect to the death benefit payable thereunder. This agreement was terminated in November 1997 and the total premium advances ($504,000 at December 31, 1997) were repaid to the Company in January 1998. The premium advances at December 31, 1997 are included in other receivables in the accompanying balance sheet.


10. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1997 and 1996 are as follows:


                                                      Quarter
                                        ----------------------------------------
                                        First     Second     Third     Fourth
                                        -----     ------     -----     ------
                                       (In thousands, except per share amounts)
1997
----
Net Sales                              $ 2,600   $ 2,461    $ 1,919    $ 1,035
Cost of sales                            1,938     1,907      1,521        806
Net loss                                (1,752)   (1,695)    (1,959)    (6,023)
Basic and diluted net loss per share      (.09)     (.09)      (.10)      (.32)

1996
----
Net sales                              $ 4,107   $ 6,744    $ 12,360   $ 3,020
Cost of sales                            3,830     5,515       9,694     6,216
Net loss                                (1,417)   (1,031)       (463)  (11,054)
Basic and diluted net loss per share      (.07)     (.05)       (.02)     (.58)

                                                                     SCHEDULE II


                        TSENG LABS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                 (In thousands)

                        Balance,   Charges               Deductions    Balance,
                       Beginning     to                     from        End of
                        of Year    Expense   Recoveries    Reserve       Year
                       ---------   -------   ----------  ----------    --------
December 31, 1997:
 Reserve for
  doubtful accounts      $ 168      $ 276      $   2      $  (57)       $ 389
                         -----      -----      -----      ------        -----

December 31, 1996:
 Reserve for
  doubtful accounts     $ 678       $ 154      $ --       $ (664)       $ 168
                        -----       -----      -----      ------        -----

December 31, 1995:
 Reserve for
  doubtful accounts     $ 861       $ 363      $ --       $ (546)       $ 678
                        -----       -----      -----      ------        -----