Form 10-Q
period 1998-03-31
TSENG LABS INC
filed 1998-05-13
CIK 741742

                                 United States
                      Securities and Exchange Commission
                             Washington, DC 20549

                                   Form 10-Q
(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             March 31, 1998
                               -------------------------------------------------

                                      or
[   ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934

For the transition period from                    to
                               -------------------  ----------------------------

Commission file number                         0-13502
                      ----------------------------------------------------------
                               TSENG LABS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              UTAH                             87-0391229
---------------------------------        ---------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

18 W. AIRY STREET SUITE 100, NORRISTOWN, PA                    19401
------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (610) 313-9388
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

                     Class - Common Stock, $.005 Par Value
--------------------------------------------------------------------------------
               Outstanding at March 31, 1998 - 15,088,337 shares
--------------------------------------------------------------------------------

This report includes a total of 9 pages.

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                               TSENG LABS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                March 31,           December 31,
ASSETS                                            1998                  1997
--------------------------------------         -----------          ------------
                                               (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                     $  23,596            $ 19,178
 Short-term investments                                -               3,573
 Accounts receivable, net                            580               1,294
 Inventories                                          10                  33
 Recoverable income taxes                          3,588               3,588
 Other receivables                                   542               1,004
 Prepaid expenses and other                          145                 147
                                               ---------            --------

     Total current assets                         28,461              28,817
                                               ---------            --------

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation
 of $715 and $677                                  2,521               2,559
                                               ---------            --------

OTHER ASSETS                                           -                  42
                                               ---------            --------

                                               $  30,982            $ 31,418
                                               =========            ========



LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------

CURRENT LIABILITIES:
 Accounts payable                              $      29            $    309
 Accrued expenses                                  2,555               2,789
                                               ---------            --------

     Total current liabilities                     2,584               3,098
                                               ---------            --------

SHAREHOLDERS' EQUITY:
 Common stock                                         98                  98
 Additional paid-in capital                       11,009              11,009
 Retained earnings                                27,309              27,231
 Treasury stock, at cost                         (10,018)            (10,018)
                                               ---------            --------

                                                  28,398              28,320
                                               ---------            --------

                                               $  30,982            $ 31,418
                                               =========            ========

                See accompanying notes to financial statements.

                               TSENG LABS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                              For the
                                                            Three Months
                                                               Ended
                                                              March 31
                                                    ----------------------------
                                                      1998                 1997
                                                    -------             --------
                                                            (Unaudited)

NET SALES                                          $   661              $ 2,600

COST OF SALES                                          381                1,938
                                                    -------             --------

  Gross Profit                                         280                  662

RESEARCH AND DEVELOPMENT                                 -                2,357

SELLING, GENERAL AND ADMINISTRATIVE                    587                1,370
                                                    -------             --------

  Operating Loss                                      (307)              (3,065)

INTEREST INCOME                                        289                  369

RENTAL INCOME                                           96                    -
                                                    -------             --------

  Income (loss) before income taxes                     78               (2,696)

INCOME TAX BENEFIT                                       -                 (944)
                                                    -------             --------

NET INCOME (LOSS)                                  $    78              $(1,752)
                                                    =======             ========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE      $   .01              $  (.09)
                                                    =======             ========

Weighted Average Common and Common
  Equivalent Shares Outstanding                     15,088               19,085
                                                    =======             ========




                See accompanying notes to financial statements

                               TSENG LABS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                 For the
                                                                Three Months
                                                                  Ended
                                                                 March 31
                                                          ----------------------
                                                            1998           1997
                                                          -------       --------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITES:
 Net Income (Loss)                                       $    78        $(1,752)
 Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities -
   Depreciation and amortization                              38            494
   (Increase) decrease in -
   Accounts receivable, net                                  714          1,774
   Inventories                                                23            504
   Recoverable income taxes                                    -         (1,433)
   Prepaid expenses and other                                464            623
   Other assets                                               42           (134)
  Increase (decrease) in -
   Accounts payable                                         (280)        (1,900)
   Accrued expenses                                         (234)          (274)
                                                         --------       --------
 Net cash provided by (used in) operating activities         845         (2,098)
                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                       (444)
 Net sale (purchase) of short-term investments             3,573         (4,599)
 Decrease in notes receivable                                  -          4,441
                                                         --------       --------
  Net cash provided by (used in) investing activities      3,573           (602)
                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                       -              5
 Purchase of treasury stock                                    -            (75)
                                                         --------       --------
  Net cash used in financing activities                        -            (70)

Net increase (decrease) in cash and cash equivalents       4,418         (2,770)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            19,178          7,996
                                                         --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $23,596        $ 5,226
                                                         ========       ========


                See accompanying notes to financial statements

1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998, the results of operations and the changes in financial position for the periods presented.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

2. NET INCOME (LOSS) PER SHARE:

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective December 15, 1997 (SFAS No. 128). Under SFAS No. 128, basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding each period, adjusted for the dilutive effect of common stock equivalents, which consists of stock options, using the treasury stock method.

The impact of the assumed exercise of employee stock options increased the shares outstanding for purposes of calculating diluted net income per share by approximately 11,000 shares in the three-month period ended March 31, 1998. The assumed exercise of stock options was anti-dilutive in the three-month period ended March 31, 1997. The effect of this accounting change did not have a material impact on reported earnings per share for the three-month period ended March 31, 1997.

3. INVENTORIES:

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                  March 31,             December 31,
                                    1998                    1997
                                ------------           -------------
                                           (In Thousands)

Purchased parts                   $    -                  $   10
Finished goods                        10                      23
                                  -------                --------
                                  $   10                  $   33
                                  =======                ========

4. SHORT-TERM INVESTMENTS

In connection with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. There were no short-term investments on hand at March 31, 1998. At December 31, 1997, all short-term investments have been classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost, with coupon interest and dividends and discount and premium amortization included in income each period.

5. RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1998 were $661,000, a 75% decrease from the corresponding period in 1997. In December 1997, the Company sold its graphics development assets to ATI Technologies, Inc. (ATI). Following the sale, the Company commenced a "last-time" buy program to offer its customers the opportunity to purchase additional quantities of Tseng product, if any, necessary to support their ongoing product requirements. The Company expects that the last-time buy program will be substantially complete by June 30, 1998 and that revenues through June 30, 1998 will continue to be below 1997 levels. Product revenues after June 30, 1998 are expected to be minor.

In the fourth quarter of 1997, the Company announced that it would explore opportunities to utilize its cash and stock to make acquisitions of or investments in a potential growth stage company or companies including but not limited to those that are technology-based. This effort is currently ongoing. Because of the uncertainties and risks involved in attempting to negotiate strategic partnerships, investments, mergers and/or acquisitions, no assurances can be given that the Company can identify one or more such transactions that can be consummated on terms acceptable to the Company, if at all. In addition, if completed, there can be no assurance that such transactions would return the Company to profitability.

Sales to two customers represented approximately 26% of the Company's revenues in the three-month period ended March 31, 1998. Sales to two customers represented approximately 41% of the Company's revenues in the comparable prior period.

Cost of sales as a percentage of revenues was 58% and 75%, respectively, for the three-month periods ended March 31, 1998 and 1997, respectively. The increase is due to higher margins associated with lower volumes in the Company's last-time buy program.

Research and development expense was $0 and $2,357,000 in the three-month periods ended March 31, 1998 and 1997, respectively. The decrease is due to the sale of the Company's graphics development assets in December 1997.

Operating expenses decreased to $587,000 in the three-month period ended March 31, 1998 from $1,370,000 in the comparable prior period. The decrease is due to significant reductions in personnel and facilities to those necessary to support the Company's acquisition/investment strategy and its last-time buy program.

No tax provision was recorded by the Company in the three-month period ended March 31, 1998 as the Company utilized a portion of its net operating loss carryforward which was generated in 1997. The benefit was not recorded as a deferred asset at December 31, 1997 as realization was not assured. The Company recorded a tax benefit of 35% in the three-month period ended March 31, 1997.

Inflation is not expected to have a significant adverse impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements results primarily from cash on hand, investment and rental incomes, operating cash flow generated from the last-time buy program and the potential availability of additional debt and equity financing. The Company believes that these sources are sufficient to fund current working capital requirements as it wraps up its graphics operations and continues to seek to use its assets and stock to acquire or invest in a growth-stage company or companies. As a result of the Company's sale of its graphics development assets to ATI, unless and until it completes an investment or acquisition, the Company expects that research and development, sales and marketing and general administrative expenses during 1998 will be below historical levels. There can be no assurance that the Company's existing sources of liquidity will be sufficient to complete one or more such transactions on terms acceptable to the Company, if at all.

Should the Company be required to seek additional capital to complete one or more such transactions, there can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms.

Total working capital was $25,877,000 and $25,719,000 at March 31, 1998 and December 31, 1997, respectively. The Company's cash and short-term investments increased to $23,596,000 at March 31, 1998 from $22,751,000 at December 1997.
The increase is due to cash generated from operations.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Report 8-K

        (a) The following is a list of exhibits filed as part of the Form
            10-Q:

            None

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TSENG LABS, INC.


Dated:  May 13, 1998                      By:/s/JOHN J. GIBBONS
                                             ------------------
                                          John J. Gibbons
                                          President and
                                          Chief Executive Officer

Dated:  May 13, 1998                      By:/s/MARK H. KARSCH
                                             -----------------
                                          Mark H. Karsch
                                          Senior Vice President
                                          Chief Financial Officer


Dated:  May 13, 1998                      By:/s/BARBARA J. HAWKINS
                                             ---------------------
                                          Barbara J. Hawkins
                                          Vice President
                                          Chief Administrative Officer