Form 10-Q
period 1998-06-30
TSENG LABS INC
filed 1998-07-20
CIK 741742

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q


(Mark One)

[ X  ]     Quarterly Report Pursuant to Section 13 of 15(d) of the
           Securities Exchange Act of 1934

For the quarterly period ended          June 30, 1998
                                        -------------

                                       or

[    ]
    Transition Report Pursuant to Section 13 of 15(d) of the
           Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------     ------------------

Commission file number         0-13502
                               -------


                                TSENG LABS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                UTAH                                   87-0391229
---------------------------------           ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

    18 W. AIRY STREET SUITE 100, NORRISTOWN, PA                     19401
    -------------------------------------------                  ----------
     (Address of principal executive offices)                    (Zip Code)

 Registrant's telephone number, including area code           (610) 313-9388
                                                              --------------


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                             [ X ]   Yes      [   ]   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

                      Class - Common Stock, $.005 Par Value
                  --------------------------------------------
                Outstanding at June 30, 1998 - 15,084,337 shares
               --------------------------------------------------

This report includes a total of 11 pages.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                TSENG LABS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                           June 30,            December 31,
ASSETS                                                                       1998                   1997
---------------------------------------------------                     ---------------         --------------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                           $         27,109       $         19,178
  Short-term investments                                                             -                  3,573
  Accounts receivable, net                                                         666                  1,294
  Inventories                                                                       10                     33
  Recoverable income taxes                                                         230                  3,588
  Other receivables                                                                  -                  1,004
  Prepaid expenses and other                                                        69                    147
                                                                        ---------------         --------------

               Total current assets                                             28,084                 28,817
                                                                        ---------------         --------------

LAND AND BUILDING UNDER LEASE, net of accumulated
  depreciation of $690 and $634                                                  2,435                  2,491
                                                                        ---------------         --------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $63 and $43                                           48                     68
                                                                        ---------------         --------------


OTHER ASSETS                                                                         -                     42
                                                                        ---------------         --------------

                                                                      $         30,567       $         31,418
                                                                        ===============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                    $            336       $            309
  Accrued expenses                                                               1,683                  2,789
                                                                        ---------------         --------------

               Total current liabilities                                         2,019                  3,098
                                                                        ---------------         --------------

SHAREHOLDERS' EQUITY:
  Common stock                                                                      98                     98
  Additional paid-in capital                                                    11,009                 11,009
  Retained earnings                                                             27,459                 27,231
  Treasury stock, at cost                                                      (10,018)               (10,018)
                                                                        ---------------         --------------

                                                                                28,548                 28,320
                                                                        ---------------         --------------

                                                                      $         30,567       $         31,418
                                                                        ===============         ==============

                 See accompanying notes to financial statements.

                                TSENG LABS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)


                                                                              For the
                                                                            Three Months
                                                                               Ended
                                                                              June 30
                                                                 -----------------------------------
                                                                    1998                    1997
                                                                 -----------             -----------
                                                                            (Unaudited)

NET SALES                                                      $        921            $      2,461

COST OF SALES                                                           529                   1,907
                                                                 -----------             -----------

          Gross Profit                                                  392                     554

RESEARCH AND DEVELOPMENT                                                  -                   2,358

SELLING, GENERAL AND ADMINISTRATIVE                                     537                   1,272

MERGER TRANSACTION COSTS                                                136                       -
                                                                 -----------             -----------

          Operating Loss                                               (281)                 (3,076)

INTEREST INCOME                                                         347                     468

RENTAL INCOME                                                            83                       -
                                                                 -----------             -----------

          Income (loss) before income taxes                             149                  (2,608)

INCOME TAX BENEFIT                                                        -                    (913)
                                                                 -----------             -----------

NET INCOME (LOSS)                                              $        149             $    (1,695)
                                                                 ===========             ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                  $        .01             $      (.09)
                                                                 ===========             ===========

Weighted Average Common and Common
     Equivalent Shares Outstanding                                   15,084                  19,062
                                                                 ===========             ===========


                 See accompanying notes to financial statements

                                TSENG LABS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)


                                                                              For the
                                                                             Six Months
                                                                               Ended
                                                                              June 30
                                                                 -----------------------------------
                                                                    1998                    1997
                                                                 -----------             -----------
                                                                            (Unaudited)

NET SALES                                                      $      1,582            $      5,061

COST OF SALES                                                           910                   3,845
                                                                 -----------             -----------

          Gross Profit                                                  672                   1,216

RESEARCH AND DEVELOPMENT                                                  -                   4,715

SELLING, GENERAL AND ADMINISTRATIVE                                   1,124                   2,642

MERGER TRANSACTION COSTS                                                136                       -

                                                                 -----------             -----------
          Operating Loss                                               (588)                 (6,141)

INTEREST INCOME                                                         636                     837

RENTAL INCOME                                                           179                       -
                                                                 -----------             -----------

          Income (loss) before income taxes                             227                  (5,304)

INCOME TAX BENEFIT                                                        -                  (1,857)
                                                                 -----------             -----------

NET INCOME (LOSS)                                              $        227             $    (3,447)
                                                                 ===========             ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                  $        .02             $      (.18)
                                                                 ===========             ===========

Weighted Average Common and Common
     Equivalent Shares Outstanding                                   15,086                  19,074
                                                                 ===========             ===========


                 See accompanying notes to financial statements

                                TSENG LABS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      For the
                                                                                     Six Months
                                                                                       Ended
                                                                                      June 30
                                                                            -----------------------------
                                                                              1998               1997
                                                                            ---------          ----------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                                       $      227         $    (3,447)
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities -
      Depreciation and amortization                                               77                 494
      (Increase) decrease in -
        Accounts receivable, net                                                 628               3,145
        Inventories                                                               23               1,152
        Recoverable income taxes                                               3,358               3,652
        Prepaid expenses and other                                             1,082                 601
        Other assets                                                              42                  44
      Increase (decrease) in -
        Accounts payable                                                          27              (1,579)
        Accrued expenses                                                      (1,106)                (88)
                                                                            ---------          ----------
    Net cash provided by operating activities                                  4,358               3,974
                                                                            ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              -                (512)
  Net sale (purchase) of short-term investments                                3,573             (12,983)
  Decrease in notes receivable                                                     -               4,441
                                                                                               ----------
                                                                            ---------
    Net cash provided by (used in) investing activities                        3,573              (9,054)
                                                                            ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                          -                   6
  Purchase of treasury stock                                                       -                 (75)
                                                                            ---------          ----------
    Net cash used in financing activities                                          -                 (69)
                                                                            ---------          ----------

Net increase (decrease) in cash and cash equivalents                           7,931              (5,149)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                19,178               7,996
                                                                            ---------          ----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   27,109        $      2,847
                                                                            =========          ==========

                 See accompanying notes to financial statements

1. SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS:

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998, the results of operations and the changes in financial position for the periods presented.

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

On June 23, 1998, the Company signed a definitive agreement (the Agreement) to combine with Cell Pathways, Inc. (CPI). Under the terms of the Agreement, shareholders of Tseng will exchange all of their stock for approximately 5.5 million shares of common stock of CPI, representing an equity interest of approximately 23% in the surviving company. The closing of the transaction is subject to a number of conditions as specified in the Agreement, including the approval of the shareholders of both companies. Completion of the transaction is currently scheduled for October 1998. There can be no assurance that the transaction can be completed and closed as anticipated. The Company is charging transaction costs incurred in connection with this merger to expense as incurred.


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

The impact of the assumed exercise of employee stock options increased the shares outstanding for purposes of calculating diluted net income per share by approximately 47,000 and 31,000 shares in the three and six-month periods ended June 30, 1998, respectively. The assumed exercise of stock options was anti-dilutive in the three and six-month periods ended June 30, 1997. The effect of this accounting change did not have a material impact on reported earnings per share for the three and six-month periods ended June 30, 1997.

3. INVENTORIES:

Inventories are stated at the lower of weighted average cost or market and consist of the following:

                                       June 30,                 December 31,
                                         1998                       1997
                                     -----------                ------------
                                                (In thousands)

Purchased parts                      $         3                 $       10
Finished goods                                 7                         23
                                     -----------                 ----------
                                     $        10                 $       33
                                     ===========                 ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the three- and six-month periods ended June 30, 1998 were $921,000, and $1,582,000, 63% and 69% decreases, respectively, from the corresponding periods in 1997. In December 1997, the Company sold its graphics development assets to ATI Technologies, Inc. (ATI). Following the sale, the Company commenced a "last-time" buy program to offer its customers the opportunity to purchase additional quantities of Tseng product, if any, necessary to support their ongoing product requirements. The Company expects that revenues generated from this program will continue to be below 1997 levels.

In the fourth quarter of 1997, the Company announced that it would explore opportunities to utilize its cash and stock to make acquisitions of or investments in a potential growth stage-company or companies including but not limited to those that are technology-based. On June 23, 1998, the Company signed a definitive agreement (the Agreement) to combine with Cell Pathways, Inc. (CPI) Under the terms of the Agreement, shareholders of Tseng will exchange all of their stock for approximately 5.5 million shares of common stock of CPI, representing an equity interest of approximately 23% in the surviving company. The closing of the transaction is subject to a number of conditions as specified in the Agreement, including the approval of the shareholders of both companies. Completion of the transaction is currently scheduled for October 1998. There can be no assurance that the transaction can be completed and closed as anticipated. The Company expects that, if the merger with CPI is completed, it will discontinue its last-time buy program late in the third quarter or early in the fourth quarter of 1998.

Sales to two customers represented approximately 47% and 33% of the Company's revenues in the three- and six-month periods ended June 30, 1998. Sales to four customers represented approximately 58% and 55% of the Company's revenues in the corresponding periods in 1997.

Cost of sales as a percentage of revenues decreased to 57% and 58% of revenues in the three- and six-month periods ended June 30, 1998, from 77% and 76%, respectively, in the corresponding periods in 1997. The increase is due to higher margins associated with the Company's last-time buy program.

The Company did not incur research and development expense in the three- and six-month periods ended June 30, 1998 compared to $2,358,000 and $4,715,000 in the corresponding 1997 periods. The decrease is due to the sale of the Company's graphics development assets in December 1997.

Operating expenses decreased to $537,000 and $1,124,000 in the three- and six-month periods ended June 30, 1998 from $1,272,000 and $2,642,000 in the comparable prior periods. The decrease is due to significant reductions in personnel and facilities to those necessary to support the Company's acquisition/investment strategy and its last-time buy program.

Transaction costs of $136,000 in the three-and-six month periods ended June 30, 1998 relate primarily to investment banker and professional fees incurred in connection with the CPI combination discussed above. There were no transaction costs in the corresponding 1997 periods. The Company is charging transaction costs to expense as incurred.

No tax provision was recorded by the Company in the three- and six-month periods ended June 30, 1998 as the Company utilized a portion of its net operating loss carryforward which was generated in 1997. The benefit was not recorded as a deferred asset at December 31, 1997 as realization was not assured. The Company recorded a tax benefit of 35% in the corresponding 1997 periods.

 Inflation is not expected to have a significant adverse impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements results primarily from cash on hand, investment and rental incomes, operating cash flow generated from the last-time buy program and the potential availability of additional debt and equity financing. The Company believes that these sources are sufficient to fund current working capital requirements as it wraps up its graphics operations and works to close its business combination with CPI. As a result of the Company's sale of its graphics development assets to ATI, the Company expects that research and development, sales and marketing and general administrative expenses during 1998 will be below historical levels. There can be no assurance that the Company will be able to close its business combination with CPI. Also, if such transaction does not close, there can be no assurance that existing sources of liquidity will be sufficient to complete one or more acquisitions of or investments in a growth stage company or companies on terms acceptable to the Company, if at all. Should the Company be required to seek additional capital to complete one or more such transactions, there can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms.

Total working capital was $26,065,000 and $25,719,000 at June 30, 1998 and December 31, 1997, respectively. The Company's cash and short-term investments increased to $27,109,000 at June 30, 1998 from $22,751,000 at December 1997. The increase is due to cash generated from operations and the collection of recoverable income taxes.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Report 8-K

         (a) The following is a list of exhibits filed as part of the Form 10-Q:

               None

         (b) The Company filed a Current report on Form 8-K, dated June 23, 1998, reporting under Item 5 the combination of Registrant and Cell Pathways, Inc., subject to various conditions specified in the Plan of Reorganization, including approval of the shareholders of both companies.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TSENG LABS, INC.


Dated:  July 16, 1998                       By:
                                                -------------------------------
                                            John J. Gibbons
                                            President and
                                            Chief Executive Officer

Dated:  July 16, 1998                       By:
                                                -------------------------------
                                            Mark H. Karsch
                                            Senior Vice President
                                            Chief Financial Officer


Dated:  July 16, 1998                       By:
                                                -------------------------------
                                            Barbara J. Hawkins
                                            Vice President
                                            Chief Administrative Officer